Form 10KSB
period 2002-12-31
BOTETOURT BANKSHARES INC
filed 2003-03-26
CIK 1172229

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           BOTETOURT BANKSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Virginia                                           54-1867438
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

         19747 Main Street
         Buchanan, Virginia                                       24066
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code (540) 254-1721

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                               Name of Each Exchange on Which
to be so Registered                               Each Class is to be Registered
-------------------                               ------------------------------
       none                                                    n/a

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

Item 1. Business

General

     Botetourt Bankshares, Inc. (the "Company") was incorporated as a Virginia corporation on January 17, 1997 and is the one-bank holding company for and sole shareholder of Bank of Botetourt (the "Bank"). The Bank was acquired by the Company on September 30, 1997. The Company has no significant operations other than owning the stock of the Bank.

     The Bank operates for the primary purpose of meeting the banking needs of individuals and small to medium sized businesses in the Bank's service area, while developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. The Bank's primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses. The Bank does not provide trust services.

     Bank of Botetourt was founded in 1899 and currently operates seven offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank's mortgage loan center is located at Sterling Green Business Center in Daleville and the operations center for the Bank is located in Buchanan. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County office is located in the Stonewall Square Shopping Center in Lexington, Virginia. A substantial portion of the Company's market is located in the large Roanoke Valley Metropolitan Statistical Area. This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and a relatively modest governmental employment.

     The Roanoke Metropolitan Statistical Area (MSA) is the commercial center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles southeast of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Hollins University and Roanoke College, with student enrollments of approximately 1,100 and 1,700, respectively, are located in the Roanoke MSA. Virginia Tech, with a student body of approximately 25,000, and Radford University, with a student body of more than 8,500, are each a 45-minute drive away.

     The population in the Roanoke MSA was estimated at 237,100 at year-end 2001. The Roanoke MSA's recent growth has been slower than that in other key Virginia markets, according to the Virginia Employment Commission. The Roanoke MSA had an unemployment rate of 3.1% in December 2002, compared with 3.6% for Virginia and 5.7% nationally.

     Over 6,500 businesses operated in the Roanoke MSA recently. The business community in the Roanoke MSA is diverse. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, and real estate. The Roanoke MSA's position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area's largest employers, although most do not directly affect the Company's performance, since these employers are not close to the Bank's current branches. Other large employers include Norfolk Southern Corporation, First Union Corporation, The Kroger Co., General Electric Co., and American Electric Power. Major employers located directly in the Bank's branch market of Rockbridge County, Botetourt County and northeast Roanoke County include Burlington Industries, Botetourt County Schools, Dynax America Corporation, and Gala Industries.

Lending Activities

     The Bank's lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 69.22% of the earning assets of the Bank at December 31, 2002 and has historically produced the highest interest rate spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President, the Vice President of credit administration, all commercial loan officers, and three outside directors. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

     The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2002 the Bank had 27.63% of the loan portfolio in single and multi-family housing, 28.95% in non-farm, non-residential loans, 3.93% in farm related real estate loans and 13.25% in real estate construction loans.

     The Bank's loan portfolio includes commercial and agricultural production loans totaling 14.30% of the portfolio at year-end 2002. Consumer loans make up approximately 11.45% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank's customer base. The remaining loan portfolio consists of other loan and leases that make up less than 1.00% of the Bank's total portfolio.

     All loans in the Bank's portfolio are subject to risk from the state of the economy in the Bank's area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate, but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not adversely affected by downturns in the economy.

Investments

     The Bank invests a portion of its assets in U.S. Treasury and U.S. Government corporation and agency obligations, state, county and municipal obligations, and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loan demand or to offset fluctuations in deposits. The Bank does not engage in any hedging activities. For additional information relating to investments, see "Financial Information."

Deposit Activities

     Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 88.06% of the Bank's total deposits at December 31, 2002. Certificates of deposit in denominations of $100,000 or more represented the remaining 11.94% of deposits at year end.

Employees

     At December 31, 2002, the Company had 73 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

     The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, many of the Company's competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

     Currently, in Botetourt County, the Company competes with five other commercial banks which operate 17 branches in the county. As of June 30, 2002, the Company held 42.34% of the deposits in Botetourt County which represents the largest market share of all financial institutions in the county. The Company held 9.64% of the market share of Rockbridge County and 3.05% of the market share of Roanoke County.

Government Supervision and Regulation

     The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework applicable to the Company and the Bank. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described, although violations of such laws and regulations could result in supervisory enforcement action against the Company or the Bank. The following descriptions summarize the material terms of the principal laws and regulations and are qualified in their entirety by reference to applicable laws and regulations.

General.

     The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") including the filing of periodic reports with the SEC. As an Exchange Act reporting company, the Company also is subject to many provisions of the recently enacted Sarbanes-Oxley Act of 2002 (the "SOA"), which is aimed at improving corporate governance and public reporting and company performance. The Company is already taking steps to ensure that it will comply fully with the SOA and any applicable rules and regulations implemented in the future.

     As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

     As a state bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission Bureau of Financial Institutions ("Bureau"). The Bank, not a member bank of the Federal Reserve System, is subject to regulation, supervision and examination by the FDIC. Federal and Virginia laws also govern the activities in which the Bank may engage, the investments that it may make and limits the aggregate amount of loans that may be granted to one borrower to 15% of the bank's capital and surplus. Various consumer and compliance laws and regulations also affect the Bank's operations.

     The earnings of the Bank, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above.

     The Bureau and FDIC conduct regular examinations of the Bank and review such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of its operations. In addition to these regular examinations, the Bank must furnish the FDIC with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

Insurance of Accounts, Assessments and Regulation by the FDIC.

     The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are also subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

     The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under this system, depository institutions are charged anywhere from zero to $0.27 for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. The BIF reached its required 1.25 reserve ratio in 1995, and in response the FDIC reduced deposit insurance assessment rates on BIF-insured deposits to historic low levels. However, due to legislation enacted in 1996 which requires that both Savings Association Insurance Fund ("SAIF")-insured deposits and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC has imposed additional assessments on BIF-insured deposits.

     The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against such banks. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank's deposit insurance.

Capital.

     The FDIC and the Federal Reserve have issued risk-based and leverage capital guidelines applicable to banking organizations that they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital").

     In addition, each of the Federal banking regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% for bank holding companies that are rated a composite "1" and 4% for all other bank holding companies. Bank holding companies are expected to maintain higher than minimum capital ratios if they have supervisory, financial, operational or managerial weaknesses, or if they are anticipating or experiencing significant growth.

     The risk-based capital standards of the FDIC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, including an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The FDIC and the Federal Reserve also have issued additional capital guidelines for bank holding companies that engage in certain trading activities. At present, these guidelines do not apply to the Company.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the BIF. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

     The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The Federal Deposit Insurance Act requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." It also requires or permits such agencies to take certain supervisory actions should an insured institution's capital level fall. For example, an "adequately capitalized" institution is restricted from accepting brokered deposits. An "undercapitalized" or "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the Federal banking agencies to deal with undercapitalized institutions.

     Federal regulatory authorities also have broad enforcement powers over the Company and the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

     Reporting Terrorist Activities. The Federal Bureau of Investigation ("FBI") has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001 terrorist attacks and other attacks as they may occur and are investigated. The Bank has been requested, and may be requested in the future, to search its records for any relationships or transactions with persons on those lists. In addition, on an ongoing basis, the Office of Foreign Assets Control ("OFAC"), a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze that account, file a suspicious activity report and notify the FBI. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. Virtually all of the revenues of the Company results from dividends paid to the Company by the Bank. Under Virginia law a Virginia chartered bank may not declare a dividend in excess of its undivided profits. In addition, as a Virginia corporation the Bank may not declare a dividend if after the dividend it cannot pay its debts as they become due or its assets would exceed its liabilities. A bank may not declare or pay any dividend if, after making the dividend, the bank would be "undercapitalized, "as defined in regulations of the FDIC. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if, (1) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition.

Community Reinvestment

     The requirements of the Community Reinvestment Act ("CRA") are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Company strives to meet the credit needs of all aspects of its market, consistent with safe and sound banking practices.

Interstate Banking and Branching

Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. A bank headquartered in one state is able to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date. Virginia, North Carolina, West Virginia and Maryland all permit such mergers. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

Economic and Monetary Polices

     The operations of the Company are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Item 2. Properties

The Company and the Bank are headquartered in the Main Office at 19747 Main Street, Buchanan, Virginia. The Bank owns and operates branches at the following locations.

Office                               Year    Square    Owned or
Location & Phone                    Opened   Footage    Leased
----------------                    ------   -------   --------

Main Office                          1923     6200      Owned
Buchanan Office
19747 Main Street
Buchanan, VA  24066
540-254-1721

Daleville Office                     1989     3000      Owned
670 Roanoke Rd
Daleville, VA  24083
540-992-4777

Eagle Rock Office                    1993     1600      Owned
58 Railroad Ave
Eagle Rock, VA 24085
540-884-2265

Troutville Office                    1995     5000      Owned
5462 Lee Highway
Troutville, VA  24175
540-966-3850

Operations Center                    1995     8500      Owned
19800 Main Street
Buchanan, VA  24066
540-473-1173

Bonsack Office                       1997     1850      Owned
3801 Challenger Ave
Roanoke, VA  24012
540-777-2265

Lexington Office                     2000     1400     Leased
130 Stonewall Square
Lexington,  VA  24450
540-463-7224

Peters Creek Office                  2001     1650      Owned
3130 Peters Creek Rd
Roanoke, VA  24019
540-777-2010

Mortgage Center                      2001     1200     Leased
656 Roanoke Rd
Daleville, VA  24083
540-992-5626

The Lexington office's permanent facility is currently under construction on McCorkle Drive in Lexington. Construction plans represent a 7600 square foot facility. The Bank will own this facility and will terminate the temporary lease office upon completion of the project. Management anticipates opening this office during second quarter 2003.

The Bank recently acquired a lot at the 5800 block of North Lee Highway in Fairfield, Virginia. The Bank has made application to establish a branch bank at this location. The Company anticipates constructing a 1800 square foot facility. Management anticipates opening this bank owned facility during third quarter 2003.

Item 3. Legal Proceedings

     In the ordinary course of operations, the Company and the Bank expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Company's shareholders during the fourth quarter of 2002.

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     Shares of the Company's Common Stock are neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2001 to December 31, 2002, the selling price of shares of Common Stock ranged from $21.00 to $25.50. There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

2001:                                                              High     Low
                                                                   -----   -----

1st Quarter ....................................................   25.50   21.00
2nd Quarter ....................................................   25.00   23.00
3rd Quarter ....................................................   25.00   23.00
4th Quarter ....................................................   23.00   23.00

2002:

1st Quarter ....................................................   25.50   21.00
2nd Quarter ....................................................   25.00   23.00
3rd Quarter ....................................................   25.00   22.80
4th Quarter ....................................................   23.00   22.80

Dividends Declared

2001:

June 30 ........................................................    0.18
December 31 ....................................................    0.18

2002:

April 24 .......................................................    0.09
July 24 ........................................................    0.09
October 28 .....................................................    0.09

     As of March 20, 2003, there were approximately 600 record holders of Common Stock.

     The Company is a legal entity separate and distinct from its subsidiary, and its revenues depend primarily on the payment of dividends from the Bank. The Bank is subject to certain legal restrictions on the amount of dividends it is permitted to pay to the Company. In addition, the final determination of the timing, amount and payment of dividends on shares of the Company's Common Stock is at the discretion of the Company's Board of Directors and will depend upon the earnings of the Company and the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.

Item 6. Management's Discussion and Analysis

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Management's Discussion and Analysis of Operations

Overview

Management's Discussion and Analysis is provided to assist in the understanding and evaluation of Botetourt Bankshares, Inc.'s financial condition and its results of operations. The following discussion should be read in conjunction with the Corporation's consolidated financial statements.

Botetourt Bankshares, Inc., the parent company of Bank of Botetourt, currently operates seven offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank's mortgage loan center is located at Sterling Green Business Center in Daleville and the operations center for the Bank is located in Buchanan. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County office is located in the Stonewall Square Shopping Center in Lexington, Virginia.

The individual market conditions of each county vary from rural to urban with Botetourt County being the most rural and Roanoke the most urban. The southern portion of Botetourt County has enjoyed both residential and industrial growth due to the development of subdivisions and industrial parks. Bank of Botetourt and bank personnel work with local government and business leaders in an effort to continue to attract industry to Botetourt County.

Earnings declined slightly in 2002, $1.721 million compared to $1.807 million for 2001 and $1.973 million in 2000. Return on average assets fell to 0.98% in 2002 from 1.15% in 2001 and 1.47% in 2000. During 2002, 2001 and 2000, revenues from the Bank of Botetourt represent over 95% of Botetourt Bankshares, Inc.'s total revenues. All of these ratios compare favorably to members of our peer group.

Average equity to average assets shows the Bank with a strong capital position with a ratio of 8.96%. Our capital position continues to be in line with our peer group's average.

The total assets of Botetourt Bankshares, Inc. grew to $180.9 million from $169.1 million, a 6.98% increase, continuing our strategy to grow the Company.

On July 20, 2002, the Sarbanes-Oxley Act was signed to increase the reliability of financial statements issued by public companies. The Act increases the number of independent parties responsible for the issuance of the financial statements and increases the independence of those already involved in the financial statement process. At December 31, 2002, the Company was in compliance with the Act.

Management plans to continue increasing market share by expanding to contiguous markets using earnings from operations to fund the Company's growth. Currently, management of Botetourt Bankshares, Inc. has no plans to raise capital for its expansion through external sources.

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 contain a summary of its significant accounting policies. Management believes the Company's policies with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

The Company's allowance for loan losses has three basic components: (i) the formula allowance, (ii) the specific allowance, and (iii) the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 1. Net Interest Income and Average Balances (thousands)
--------------------------------------------------------------------------------

                                                   2002                           2001                           2000
                                      ----------------------------   ----------------------------   -----------------------------
                                                 Interest                       Interest                       Interest
                                      Average    Income/    Yield/   Average    Income/    Yield/   Average    Income/    Yield/
                                      Balance    Expense     Cost    Balance    Expense     Cost    Balance    Expense     Cost
                                      --------   --------   ------   --------   --------   ------   --------   --------   -------
Interest earning assets:
   Deposit in other banks             $    200    $     3    1.50%   $    180    $     8    4.44%   $    146    $     9     6.16%
   Taxable investment securities        23,071      1,098    4.76%     13,309        727    5.46%     14,843        880     5.93%
   Nontaxable investment securities      8,386        377    4.50%      8,542        433    5.06%      8,545        417     4.88%
   Federal funds sold                   10,136        159    1.57%      9,964        341    3.42%      3,331        209     6.27%
   Loans, net                          117,856     10,051    8.53%    114,624     11,049    9.64%     97,415      9,756    10.01%
                                      --------    -------    ----    --------    -------    ----    --------    -------    -----
      Total interest-earning assets    159,649     11,688             146,619     12,558             124,280     11,271
                                      --------    -------            --------    -------            --------    -------

      Yield on average
         interest-earning assets                             7.32%                          8.57%                           9.07%
                                                             ====                           ====                           =====

Noninterest-earning assets:
   Cash and due from banks               7,260                          5,091                          3,877
   Premises and equipment                4,155                          3,257                          2,596
   Interest receivable and other         3,601                          2,183                          2,008
                                      --------                       --------                       --------
      Total noninterest-earning
         assets                         15,016                         10,531                          8,481
                                      --------                       --------                       --------

      Total assets                    $174,665                       $157,150                       $132,761
                                      ========                       ========                       ========

Interest-bearing liabilities:
   Demand deposits                    $ 17,121    $    47    0.27%   $ 14,590        199    1.36%   $ 12,482        294     2.36%
   Savings and money markets            29,230        487    1.67%     22,316        643    2.88%     20,891        708     3.39%
   Time deposits                        92,152      4,063    4.41%     88,787      5,081    5.72%     72,186      4,144     5.74%
   Other borrowings                         --         --      --%         --         --      --%         --         --       --%
                                      --------    -------    ----    --------    -------    ----    --------    -------    -----
      Total interest-bearing
         liabilities                   138,503      4,597             125,693      5,923             105,559      5,146
                                      --------    -------            --------    -------            --------    -------

   Cost on  average interest-
      bearing liabilities                                    3.32%                          4.71%                           4.87%
                                                             ====                           ====                           =====

Noninterest-bearing
   liabilities

   Demand deposits                      19,595                         16,175                         14,139
   Interest payable and other              927                          1,065                            729
                                      --------                       --------                       --------
      Total noninterest-bearing
         liabilities                    20,522                         17,240                         14,868
                                      --------                       --------                       --------
      Total liabilities                159,025                        142,933                        120,427

Stockholders' equity                    15,640                         14,217                         12,334
                                      --------                       --------                       --------
      Total liabilities and
         stockholders' equity         $174,665                       $157,150                       $132,761
                                      ========                       ========                       ========

   Net interest income                            $ 7,091                        $ 6,635                        $ 6,125
                                                  =======                        =======                        =======

   Net yield on
      interest-earning assets                                4.44%                          4.53%                           4.93%
                                                             ====                           ====                           =====

--------------------------------------------------------------------------------

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Net Interest Income

Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past three years and also provides yields and average balances.

Net interest income increased in 2002 to $7.1 million compared to $6.6 million in 2001 and $6.1 million in 2000. Competition for deposits and loans continue to be a major factor in net margins as does predatory pricing and competition from unregulated organizations. The net interest margin for 2002 decreased by 9 basis points to 4.44% compared to 4.53% for 2001 and 4.93% for 2000. The effects of changes in volumes and rates on net interest income in 2002 compared to 2001, and 2001 compared to 2000 are shown in Table 2.

Interest income for 2002 decreased by $900,000 to $11.7 million from $12.6 million in 2001. Interest income in 2000 totaled $11.3 million. The decrease in interest income in 2002 from 2001 was the result of lower interest rates. The increase in interest income in 2001 from 2000 was the result of growth in earning assets.

Interest expense decreased by $1.3 million in 2002 to $4.6 million from $5.9 million in 2001 and $5.1 million in 2000. The decrease in 2002 from 2001 was due primarily to lower rates paid on deposits. Interest expense increased by $800,000 in 2001 from 2000 which was a result of growth in deposits. Interest paid on time deposits, which make up the largest portion of interest-bearing deposits, decreased $1.0 million, or 20.0% from 2001 to 2002. This decrease is due primarily to lower rates in the market place. The average rate paid on time deposits decreased 131 basis points to 4.41% in 2002 from 5.72% in 2001 and 5.74% in 2000.

--------------------------------------------------------------------------------
Table 2. Rate/Volume Variance Analysis (thousands)
--------------------------------------------------------------------------------

                                         2002 Compared to 2001         2001 Compared to 2000
                                      ---------------------------   --------------------------
                                      Interest       Variance       Interest      Variance
                                      Income/     Attributed To     Income/     Attributed To
                                      Expense    ----------------   Expense    ---------------
                                      Variance    Rate     Volume   Variance    Rate    Volume
                                      --------   -------   ------   --------   ------   ------
Interest-earning assets:
   Deposits in other banks            $    (5)   $    (6)   $  1     $   (1)   $    2   $  (3)
   Taxable investment securities          371        (79)    450       (153)      (91)    (62)
   Nontaxable investment securities       (56)       (48)     (8)        16         1      15
   Federal funds sold                    (182)      (187)      5        132       416    (284)
   Loans                                 (998)    (1,321)    323      1,293     1,720    (427)
                                      -------    -------    ----     ------    ------   -----
      Total                              (870)    (1,641)    771      1,287     2,048    (761)
                                      -------    -------    ----     ------    ------   -----

Interest-bearing liabilities:
   Demand deposits                       (152)      (195)     43        (95)       50    (145)
   Savings deposits                      (156)      (585)    429        (65)       48    (113)
   Time deposits                       (1,018)    (1,218)    200        937       953     (16)
   Other borrowings                        --         --      --         --        --      --
                                      -------    -------    ----     ------    ------   -----
      Total                            (1,326)    (1,998)    672        777     1,051    (274)
                                      -------    -------    ----     ------    ------   -----
      Net interest income             $   456    $   357    $ 99     $  510    $  997   $(487)
                                      =======    =======    ====     ======    ======   =====

--------------------------------------------------------------------------------

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Provision for Loan Losses

The allowance for loan losses is established to provide for probable losses in the Company's loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.

The Bank has experienced loan growth in the past three years that exceeds its historic rate of growth. The combination of growth in new markets, declining local economic conditions and experience with specific credits and classes of credits (discussed below) has created the need for an increase in the loan loss provision in order to maintain the reserve at an adequate level. Bank management has implemented a comprehesive loan review program which utilizes four methods in the determination of the Bank's loan loss reserve. These calculation methods include an anlysis of the Bank's historical loan losses, a benchmark comparision to peer group banks, an anlysis of non-performing loans coverage and an analysis of the Bank's watch list data, based upon both a formula method and a case-by-case method. The fact that the Bank has experienced a decline in asset quality, as evidenced by an increase in past due and non-performing loans is due primarily to a general decline in local economic conditions as well as the additional credit exposure associated with the Bank's expansion into new markets. This factor, as well as the rapid loan growth experienced by the Bank during the past three years, has resulted in above-average provisions to the loan loss reserve during 2002, as determined by the Bank's loan review program, in order to assure the adequacy of the reserve.

Reallocation of the allowance among different segments of the portfolio, notably an increase in the allocation of commercial loans, has been influenced by an increase in the delinquency rate for loans in this category, relative to the other categories.

In 2002, management increased the provision for loan losses reserve from $550,000 in 2001 to $975,000 in 2002. The provision for loan losses was $400,000 in 2000. The Bank's allowance for loan losses as a percentage of total loans at the end of 2002 was 1.22% as compared to 1.10% in 2001 and 1.00% in 2000.

Additional information is contained in Tables 12, 13 and 14, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services. Noninterest income totaled $1.3 million in 2002, an increase of 54.5% from the $829,000 recorded in 2001. Noninterest income in 2000 totaled $690,000. Noninterest income includes fees charged for services such as safe deposit box rental fees, letters of credit fees, and gains realized on the sale of fixed assets. The primary sources of noninterest income for the past three years are summarized in Table 3.

--------------------------------------------------------------------------------
Table 3. Sources of Noninterest Income (thousands)
--------------------------------------------------------------------------------

                                                             2002    2001   2000
                                                            ------   ----   ----
Service charges on deposit accounts                         $  589   $424   $358
Other service charges and fees                                 215    187    203
Title insurance commissions                                    171     67     51
Safe deposit box rent                                           18     17     17
Gain on the sale of securities                                   3      6      2
Gain on sale of foreclosed assets                               70     --     --
Other income                                                   215    128     59
                                                            ------   ----   ----
   Total noninterest income                                 $1,281   $829   $690
                                                            ======   ====   ====

--------------------------------------------------------------------------------

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Other Expense

Noninterest expense for 2002 increased by $577,000 or 13.2% to $4.9 million. Noninterest expense in 2001 was $4.4 million and $3.6 million in 2000 (see Table
4). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 59.1% in 2002, 58.6% in 2001 and 53.3% in 2000.

The opening of new branches in Lexington and Roanoke have resulted in higher personnel, occupancy, and furniture and equipment expenses. Table 4 provides a further breakdown of noninterest expense for the past three years.

--------------------------------------------------------------------------------
Table 4. Sources on Noninterest Expense (thousands)
--------------------------------------------------------------------------------

                                                         2002     2001     2000
                                                        ------   ------   ------

Salaries & wages                                        $2,197   $1,952   $1,590
Employee benefits                                          608      454      441
                                                        ------   ------   ------
   Total personnel expense                               2,805    2,406    2,031

Occupancy expense                                          260      228      191
Furniture & equipment                                      390      340      259
Printing & supplies                                        103      124       91
FDIC deposit insurance                                      26       25       23
Professional services                                      132       75       65
Postage                                                     75       73       64
Telephone                                                  114      121       90
Courier fees                                                37       34       18
Education & seminars                                        35       45       36
Travel expense                                              26       23       22
Director fees and expense                                   54       51       57
Advertising and public relations                           123      143      126
Insurance expense                                           23       33       32
Capital Stock Tax                                          101       92       73
Outside services                                           144      116       81
Other real estate expense, net                              --        2       11
Other operating expense                                    501      441      364
                                                        ------   ------   ------
   Total noninterest expense                            $4,949   $4,372   $3,634
                                                        ======   ======   ======

--------------------------------------------------------------------------------

Income Taxes

Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense (substantially all Federal) was $727,861 in 2002, $735,436 in 2001 and $808,116 for 2000 representing 29.7%, 28.9% and 29.1% of income before income taxes, respectively. Tax expense decreased $7,575 or 1.0% from 2001 to 2002.

The Bank's deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

At December 31, 2002, the Company had a net deferred income tax liability of approximately $93,000 compared to a net deferred income tax benefit of $101,000 at December 31, 2001 which were respectively included in other liabilities and other assets. Approximately $298,000 of the total deferred tax liability at December 31, 2002 is applicable to unrealized appreciation on investment securities available for sale.

Earning Assets

Average earning assets increased $13.0 million from 2001 average of $146.6 million. Total average earning assets represented 91.4% of total average assets in 2002 compared to 93.3% in 2001. The percentage mix of average earning assets changed in 2002 with a decrease in average loans and federal funds sold and a significant increase in investment securities. Average federal funds sold accounted for 5.8% of total average assets compared to 6.4% in 2001. Average interest bearing bank balances accounted for 0.1% of total average assets compared to 0.1% in 2001. Average loans accounted for 67.5% of total average assets in 2002 compared to 72.9% in 2001. For 2000, average net loans represented 73.4% of average assets. A summary of average assets for the past three years is shown in Table 5.

--------------------------------------------------------------------------------
Table 5. Average Asset Mix (thousands)
--------------------------------------------------------------------------------

                                          2002               2001               2000
                                    ----------------   ----------------   ----------------
                                    Average            Average            Average
                                    Balance      %     Balance      %     Balance      %
                                    --------   -----   --------   -----   --------   -----
Earning assets:

   Loans, net                       $117,856    67.5   $114,624    72.9   $ 97,415    73.4
   Investment securities              31,457    18.0     21,851    13.9     23,388    17.6
   Federal funds sold                 10,136     5.8      9,964     6.4      3,331     2.5
   Interest-bearing bank balances        200     0.1        180     0.1        146     0.1
                                    --------   -----   --------   -----   --------   -----
   Total earning assets              159,649    91.4    146,619    93.3    124,280    93.6
                                    --------   -----   --------   -----   --------   -----

Nonearning assets:

   Cash and due from banks             7,260     4.1      5,091     3.2      3,877     2.9
   Premises and equipment              4,155     2.4      3,257     2.1      2,596     2.0
   Other assets                        3,601     2.1      2,183     1.4      2,008     1.5
                                    --------   -----   --------   -----   --------   -----
   Total nonearning assets            15,016     8.6     10,531     6.7      8,481     6.4
                                    --------   -----   --------   -----   --------   -----
      Total assets                  $174,665   100.0   $157,150   100.0   $132,761   100.0
                                    ========   =====   ========   =====   ========   =====

--------------------------------------------------------------------------------

Loans

Average net loans totaled $117.9 million during 2002, an increase of $3.2 million or 2.8% more than 2001. A significant portion of the loan portfolio, $85.5 million or 73.8%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 27.5% of total loans at the end of 2002 while nonfarm/nonresidential properties make up 29.0%.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low- and moderate-income areas. The market area is generally defined to be all or portions of the Botetourt, Roanoke and Rockbridge counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Predatory pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type at year-end 2002 and 2001, and the maturity distribution of variable and fixed rate loans as of year-end 2002 are presented in Table 6 and Table 7, respectively.

--------------------------------------------------------------------------------
Table 6. Loan Portfolio Summary (thousands)
--------------------------------------------------------------------------------

                                           December 31, 2002   December 31, 2001
                                           -----------------   -----------------
                                            Amount      %       Amount      %
                                           --------   -----    --------   -----

Commercial, financial and agricultural     $ 54,681    47.2    $ 50,008    42.3
Real estate, construction                    15,352    13.2      18,851    16.0
Real estate, mortgage                        32,015    27.7      34,595    29.3
Installment loans to individuals, other      13,710    11.8      14,438    12.2
Leases                                          126     0.1         275     0.2
                                           --------   -----    --------   -----
   Total                                   $115,884   100.0    $118,167   100.0
                                           ========   =====    ========   =====

--------------------------------------------------------------------------------

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 8.53% in 2002 compared to an average yield of 9.64% in 2001.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 7. Maturity Schedule of Loans (thousands)
--------------------------------------------------------------------------------

                                                                             2002
                                        -----------------------------------------------------------------------
                                                       Commercial     Construction                   Total
                                           Other      Finanical and       and                  ----------------
                                        Real Estate    Agricultural   Development    Others     Amount      %
                                        -----------   -------------   ------------   -------   --------   -----
Fixed rate loans:
   Three months or less                   $   859        $ 1,049        $ 3,133      $ 2,563   $  7,604     6.6%
   Over three months to twelve months       2,131            963          4,252        1,173      8,519     7.3%
   Over twelve months to three years        2,634          2,339            909        4,363     10,245     8.8%
   Over three years to five years           2,577          2,228            356        4,061      9,222     8.0%
   Over five years to fifteen years         5,941            451            430          267      7,089     6.1%
   Over fifteen years                       1,140             --             --           --      1,140     1.0%
                                          -------        -------        -------      -------   --------   -----
      Total fixed rate loans               15,282          7,030          9,080       12,427     43,819    37.8%
                                          -------        -------        -------      -------   --------   -----

Variable rate loans:
   Three months or less                    13,829          9,023          4,821          840     28,513    24.6%
   Over three months to twelve months      11,237            435            519           --     12,191    10.5%
   Over twelve months to three years       14,187            652            205           --     15,044    13.0%
   Over three years to five years          15,590             --            727           --     16,317    14.1%
   Over five years to fifteen years            --             --             --           --         --      --
   Over fifteen years                          --             --             --           --         --      --
                                          -------        -------        -------      -------   --------   -----
      Total variable rate loans            54,843         10,110          6,272          840     72,065    62.2%
                                          -------        -------        -------      -------   --------   -----

Total loans:
   Three months or less                    14,688         10,072          7,954        3,403     36,117    31.2%
   Over three months to twelve months      13,368          1,398          4,771        1,173     20,710    17.8%
   Over twelve months to three years       16,821          2,991          1,114        4,363     25,289    21.8%
   Over  three years to five years         18,167          2,228          1,083        4,061     25,539    22.1%
   Over five years to fifteen years         5,941            451            430          267      7,089     6.1%
   Over fifteen years                       1,140             --             --           --      1,140     1.0%
                                          -------        -------        -------      -------   --------   -----
      Total loans                         $70,125        $17,140        $15,352      $13,267   $115,884   100.0%
                                          =======        =======        =======      =======   ========   =====

--------------------------------------------------------------------------------

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan generation, to meet the Bank's interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agencies, and State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2002 by major types of investments and maturity ranges.

At December 31, 2002, the market value of the investment portfolio was $40.4 million, representing a $986,000 unrealized appreciation above amortized cost. This compared to a market value of $25.4 million and a $414,000 unrealized appreciation above amortized cost a year earlier.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 8. Investment Securities (thousands)
--------------------------------------------------------------------------------

December 31, 2002

                                                          Amortized Cost Due
                                    -------------------------------------------------------------
                                    In One    After One   After Five   After
                                    Year or    Through     Through      Ten               Market
                                     Less     Five Yrs.   Ten Years    Years     Total     Value
                                    -------   ---------   ----------   ------   -------   -------
Investment securities:
US Government Agencies
   and Mortgage Backed Securities    $  500    $27,075      $2,000      $ --    $29,575   $29,946
State and political subs.               700      2,684       5,643       140      9,167     9,475
Other                                    --        250          --        --        250       557
                                     ------    -------      ------      ----    -------   -------
   Total                             $1,200    $30,009      $7,643      $140    $38,992   $39,978
                                     ======    =======      ======      ====    =======   =======

Weighted average yields:
U.S. Government agencies
   and Mortgage Backed Securities      6.04%      4.05%       4.94%       --%
States and political subs.             6.68%      6.72%       5.94%     5.52%
Other                                    --%      6.00%         --%       --%

   Consolidated                        6.41%      4.31%       5.68%     5.52%      4.64%

                                                           Book     Market
December 31, 2001                                          Value     Value
                                                          -------   -------
Investment securities:
U.S. Government agencies and Mortgage Backed Securities   $15,684   $15,688
States and political subdivisions                           8,880     8,970
Other                                                          --       320
                                                          -------   -------
   Total                                                  $24,564   $24,978
                                                          =======   =======

--------------------------------------------------------------------------------

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Bank's balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank's management must continuously monitor market pricing, competitor's rates, and internal interest rate spreads to maintain the Bank's growth and profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Bank.

Average total deposits for the year ended December 31, 2002 amounted to $158.1 million which was an increase of $16.2 million, or 11.4% over 2001. The percentage of the Bank's average deposits that are interest-bearing decreased to 87.6% in 2002 from 88.6% in 2001. Average demand deposits which earn no interest increased to $19.6million in 2002 from $16.2 million in 2001 and $14.1 million in 2000. Average deposits for the past three years are summarized in Table 9.

--------------------------------------------------------------------------------
Table 9. Deposit Mix (thousands)
--------------------------------------------------------------------------------

                                               2002                2001              2000
                                        ----------------   ----------------   ----------------
                                        Average            Average            Average
                                        Balance      %     Balance      %     Balance      %
                                        --------   -----   --------   -----   --------   -----
Interest-bearing deposits:
   NOW accounts                         $ 17,121    10.8   $ 14,590    10.3   $ 12,482    10.4
   Money Market                            9,145     5.8      8,987     6.3      9,020     7.5
   Savings                                20,085    12.7     13,329     9.4     11,871     9.9
   Small denomination certificates        73,095    46.2     70,727    49.9     58,967    49.3
   Large denomination certificates        19,057    12.1     18,060    12.7     13,219    11.1
                                        --------   -----   --------   -----   --------   -----
      Total interest-bearing deposits    138,503    87.6    125,693    88.6    105,559    88.2
Noninteresting-bearing deposits           19,595    12.4     16,175    11.4     14,139    11.8
                                        --------   -----   --------   -----   --------   -----
   Total deposits                       $158,098   100.0   $141,868   100.0   $119,698   100.0
                                        ========   =====   ========   =====   ========   =====

--------------------------------------------------------------------------------

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $1.0 million or 5.5%, in 2002 The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2002.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 10. Large Time Deposit Maturities (thousands)
--------------------------------------------------------------------------------

Analysis of time deposits of $100,000 or more at December 31, 2002:

   Remaining maturity of three months or less                         $ 2,705
   Remaining maturity over three through twelve month                   8,662
   Remaining maturity over twelve months                                8,210
                                                                      -------
      Total time deposits of $100,000 or more                         $19,577
                                                                      =======

--------------------------------------------------------------------------------

Capital Adequacy

Shareholder's equity was $16.3 million at December 31, 2002, a 12.4% increase over the 2001 year-end total of $14.5 million. The increase was primarily a result of earnings partially offset by dividends and an increase in the market value of available for sale securites. Average shareholders' equity as a percentage of average total assets amounted to 8.96% in 2002 and 8.82% in 2001.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common shareholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8%. As of December 31, 2002 the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 12.53% and 11.59%, respectively, and ratios of total capital to risk-weighted assets of 13.66% and 12.73%, respectively. These ratios continue to be equal to or above most of our peer group.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 11. Year-End Risk-Based Capital (thousands)
--------------------------------------------------------------------------------

                                                           2002                       2001
                                                 ------------------------   ------------------------
                                                                 Bank of                    Bank of
                                                 Consolidated   Botetourt   Consolidated   Botetourt
                                                 ------------   ---------   ------------   ---------
Tier I capital                                     $ 15,614      $ 14,425     $ 14,154      $ 12,991
Qualifying allowance for loan losses
   (limited to 1.25% of risk-weighted assets)         1,414         1,414        1,303         1,303
                                                   --------      --------     --------      --------
Total regulatory capital                           $ 17,028      $ 15,839     $ 15,457      $ 14,294
                                                   ========      ========     ========      ========
Total risk-weighted assets                         $124,624      $124,419     $122,198      $121,966
                                                   ========      ========     ========      ========

Tier I as a percent of risk-weighted assets            12.5%         11.6%        11.6%         10.7%
Total regulatory capital as a percent of risk-
   weighted assets                                     13.7%         12.7%        12.6%         11.7%
Leverage ratio*                                         8.9%          8.0%         8.5%          7.8%

* Tier I capital divided by average total assets for the quarter ended December 31.

--------------------------------------------------------------------------------

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 2002, the Company and the Bank had ratios of year-end Tier I capital to average total assets for the fourth quarter of 2002 of 8.58% and 7.98%, respectively. Table 11 sets forth summary information with respect to the Company and the Bank's capital ratios at December 31, 2002. All capital ratio levels indicate that the Company and the Bank are well capitalized.

At December 31, 2002 the Company had 1,228,514 shares of common stock outstanding which were held by approximately 600 shareholders of record.

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans and, although a portion of the loans have been made based upon the value of collateral, it tries to rely primarily on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

The Bank shall not accrue interest, amortize deferred net loan fees or costs, or accrete discount on any asset (1) which is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) for which payment in full of principal or interest is not expected, or (3) upon which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection. An asset is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. An asset is "in the process of collection" if collection of the asset is proceeding in due course either (1) through legal action, including judgement enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal actions which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

For purposes of applying the third test for non accrual status listed above, the date on which an asset reaches non-accrual status is determined by its contractual terms. If the principal or interest on an asset becomes due and unpaid for 90 days or more on a date that falls between report dates, the asset should be placed in non-accrual status as of the date it becomes 90 days past due and it should remain in non-accrual status until it meets the criteria for restoration to accrual status.

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

Nonperforming assets at December 31, 2002 and 2001 are analyzed in Table 12.

--------------------------------------------------------------------------------
Table 12. Nonperforming Assets
--------------------------------------------------------------------------------

                                                            2002         2001
                                                         ----------   ----------

Non-accrual loans                                        $  771,000   $  293,000
Loans past due 90 days or more                            1,161,000    1,080,000
Foreclosed properties                                        70,000       70,000
                                                         ----------   ----------
                                                         $2,002,000   $1,443,000
                                                         ==========   ==========

Interest income, orginal terms
   Non-accrual loans                                     $   83,231   $   25,234
   Loans past due 90 days or more                           102,350        4,502
   Troubled debt restructurings                                  --           --
                                                         ----------   ----------
                                                         $  185,581   $   29,736
                                                         ==========   ==========

Interest income, recognized
   Non-accrual loans                                     $    9,034   $    6,001
   Loans past due 90 days or more                            58,539        2,780
   Troubled debt restructurings                                  --           --
                                                         ----------   ----------
      Total                                              $   67,573   $    8,781
                                                         ==========   ==========

--------------------------------------------------------------------------------

Nonperforming assets at year-end 2002 were 1.73% of loans outstanding and 1.22% at year-end 2001.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank's loans and other assets to assess their quality. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Table 13. Loan Losses
--------------------------------------------------------------------------------

                                                2002         2001         2000
                                             ----------   ----------   ----------
Allowance for loan losses, beginning         $1,303,042   $1,083,955   $  893,712
Provision for loan losses, added                975,000      550,000      400,000

Loans charged off
   Commercial, financial and agricultural      (509,480)    (128,835)     (99,674)
   Real estate, construction                    (50,029)          --           --
   Real estate, mortgage                        (63,698)          --       (3,500)
   Installment loans to individuals            (269,980)    (223,574)    (147,621)
                                             ----------   ----------   ----------
                                               (893,187)    (352,409)    (250,795)
                                             ----------   ----------   ----------
Recoveries of loans previously charged off
   Commercial, financial and agricultural         4,952        5,119       25,456
   Real estate, construction                         --           --           --
   Real estate, mortgage                             91           --           --
   Installment loans to individuals              24,099       16,377       15,582
                                             ----------   ----------   ----------
                                                 29,142       21,496       41,038
                                             ----------   ----------   ----------
      Net charge-offs                          (864,045)    (330,913)    (209,757)
                                             ----------   ----------   ----------
Allowance for loan losses, ending            $1,413,997   $1,303,042   $1,083,955
                                             ==========   ==========   ==========

--------------------------------------------------------------------------------

Net loan charge-offs as a percentage of average loans were 0.73% in 2002. Net loan charge-offs as a percentage of average loans were 0.29% in 2001 and net loan charge-offs as a percentage of average loans were 0.21% in 2000. Gross charge-offs during 2002 totaled $893,187 and consisted mostly of two large commercial loans. Recoveries during 2002 totaled $29,142.

The loan portfolio also included loans to various borrowers (watch loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some of these loans being uncollectible. Management monitors these loans carefully and has provided for these loans in the allowance for loan losses.

The allowance for loan losses was approximately $1.414 million, or 1.22% of gross loans outstanding at December 31, 2002, an increase of $111,000 above the 1.10% reserve at December 31, 2001. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 2002.

The allocation of the reserve for loan losses is detailed in Table 14 below:

--------------------------------------------------------------------------------
Table 14.  Allocation of the Reserve for Loan Losses
--------------------------------------------------------------------------------

                                                   2002                  2001                   2000
                                          --------------------   --------------------   --------------------

Balance at end of period applicable to    Amount   Percent /1/   Amount   Percent /1/   Amount   Percent /1/
                                          ------   -----------   ------   -----------   ------   -----------
Commercial, financial and agricultural    $  652      47.3%      $  878      42.3%      $  477      41.6%
Real estate, construction                    148      13.2%         165      16.0%         177      14.5%
Real estate, mortgage                        324      27.7%         120      29.3%         210      30.7%
Installment loans to individuals, other      290      11.8%         140      12.2%         220      13.0%
Leases                                        --       0.1%          --       0.2%          --       0.2%
                                          ------     -----       ------     -----       ------     -----
   Total                                  $1,414     100.0%      $1,303     100.0%      $1,084     100.0%
                                          ======     =====       ======     =====       ======     =====

/(1)/ Represents the percentage of loans in each category to the total loans outstanding.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Liquidity and Interest Rate Sensitivity

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rates changes.

Management must insure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management.

--------------------------------------------------------------------------------
Table 15.  Interest Rate Sensitivity (thousands)
--------------------------------------------------------------------------------

                                                           December 31, 2002
                                                         Maturities/Repricing
                                                --------------------------------------
                                                  1-3       4-12      13-60    Over 60
                                                 Months    Months     Months    Months     Total
                                                -------   --------   -------   -------   --------
Earnings Assets:
   Loans                                        $33,532   $ 30,300   $43,445   $ 8,608   $115,885
   Investments                                      450        650    29,438     7,872     38,410
   Interest-bearing deposits with other banks       207         --        --        --        207
   Federal Funds Sold                            11,067         --        --        --     11,067
                                                -------   --------   -------   -------   --------
      Total                                     $45,256   $ 30,950   $72,883   $16,480   $165,569
                                                =======   ========   =======   =======   ========

Interest-bearing deposits:
   NOW accounts                                 $ 4,504   $     --   $13,514   $    --   $ 18,018
   Money market                                   1,920         --     5,761        --      7,681
   Savings                                       11,655         --    11,655        --     23,310
   Certificates of Deposit                       12,949     44,783    35,299        --     93,031
                                                -------   --------   -------   -------   --------
      Total                                     $31,028   $ 44,783   $66,229   $    --   $142,040
                                                =======   ========   =======   =======   ========

Interest sensitivity gap                        $14,228   $(13,833)  $ 6,654   $16,480   $ 23,529
Cumulative interest1
   sensitivity gap                              $14,228   $    395   $ 7,049   $23,529   $ 23,529
Ratio of sensitivity gap
   to total earning assets                         8.59%     -8.35%     4.02%     9.95%     14.21%
Cumulative ratio of
   sensitivity gap to total earning assets         8.59%      0.24%     4.26%    14.21%     14.21%

--------------------------------------------------------------------------------

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank's balance sheet on December 31, 2002. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2002, the Bank appeared to be asset-sensitive with earning assets exceeding interest bearing liabilities subject to changes in interest rates, for the first twelve months. Included in the interest-bearing liabilities subject to interest rate changes within three months are NOW accounts and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits. The Bank appears to be liability-sensitive in the four to twelve month time horizon.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

--------------------------------------------------------------------------------
Table 16.  Key Financial Ratios
--------------------------------------------------------------------------------

                                                           2002    2001    2000
                                                          -----   -----   -----
Return on average assets                                   0.98%   1.15%   1.47%
Return on average equity                                  11.01%  13.12%  16.37%
Average equity to average assets                           8.96%   8.82%   9.07%

--------------------------------------------------------------------------------

Item 7. Financial Statements

================================================================================
Financial Highlights Summary /1/
--------------------------------------------------------------------------------

                                        2002        2001        2000        1999        1998
                                      --------    --------    --------    --------    --------
Summary of Operations
   Interest income                    $ 11,688    $ 12,558    $ 11,271    $  9,597    $  8,915
   Interest expense                      4,597       5,923       5,146       4,344       4,091
                                      --------    --------    --------    --------    --------
      Net interest income                7,091       6,635       6,125       5,253       4,824
   Provision for loan losses               975         550         400         400         525
   Other income                          1,281         829         690         635         625
   Other expense                         4,948       4,372       3,634       3,432       3,099
   Income taxes                            728         735         808         574         491
                                      --------    --------    --------    --------    --------
      Net income                      $  1,721    $  1,807    $  1,973    $  1,482    $  1,334
                                      ========    ========    ========    ========    ========

Per Share Data

   Basic earnings per share           $   1.40    $   1.47    $   1.61    $   1.22    $   1.09
   Diluted earnings per share             1.40        1.47        1.61        1.22        1.09
   Cash dividends declared                0.27        0.36        0.34        0.28        0.24
   Book value                            13.26       11.82       10.67        9.21        8.55

Year-end Balance Sheet Summary

   Loans, net                         $114,470    $116,864    $107,731    $ 88,004    $ 77,962
   Securities                           40,266      25,291      22,883      22,741      21,023
   Total assets                        180,872     169,074     143,091     124,543     113,800
   Deposits                            163,861     153,533     128,952     112,627     102,709
   Stockholders' equity                 16,289      14,493      13,047      11,230      10,435

   Interest earning assets            $167,425    $155,910    $134,247    $117,390    $107,464
   Interest bearing liabilities        142,039     134,858     112,900      99,157      89,874

Selected Ratios

   Return on average assets                1.0%        1.1%        1.5%        1.3%        1.3%
   Return on average equity               11.0%       12.5%       16.4%       13.9%       13.5%
   Dividends declared as percent of
      net income                          19.3%       24.4%       21.1%       23.0%       22.0%

----------

     /1/  In thousands of dollars, except per share data.

BOTETOURT BANKSHARES, INC letterhead

Dear Shareholder,

We are pleased to report the progress of Botetourt Bankshares, Inc. for 2002. Total assets at December 31 amounted to $180,872,000, an increase of 6.98% over the prior year. Earnings declined slightly in 2002, with net earnings at $1,721,000 as compared to $1,807,000 in 2001, a decrease of 4.76%. Return on average assets fell to 0.98% as compared to 1.15% in 2001. Return on average equity amounted to 11.01%. The decline in earnings can be attributed primarily to an increase in the bank's provision for loan losses, due to a rise in non-performing assets and net loan charge-offs during the year. The bank's loan loss reserve as a percentage of total loans was increased from 1.10% to 1.22% to accommodate the decline in asset quality.

Interest rates continue to remain at historically low levels as the nation's Federal Reserve monetary policy has attempted to revitalize a struggling economy. The low interest rate environment has greatly attributed to a narrowing of the bank's net interest margin. Net income has benefited from fees generated from the bank's residential mortgage lending program. Non-interest income also increased significantly, due in great part to revenues received from title insurance commissions.

Construction of the bank's Lexington office is substantially complete, with its opening scheduled for early April. Regulatory approval has been granted for a branch location in the Fairfield community in Rockbridge County, which will be the bank's eighth retail office.

Bank management and your board of directors are optimistic that the growth of your company will continue and that earnings will rebound in 2003. We are committed to the community bank philosophy, providing professional and personalized service to our expanding community, which includes the Botetourt, Rockbridge and Roanoke markets.

On behalf of your board of directors, officers and employees, we thank you for your continued support of the company and your support of community banking.

Signatures here and photo

                          Independent Auditor's Report

Board of Directors and Stockholders
Botetourt Bankshares, Inc.
Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Galax, Virginia
January 16, 2003

================================================================================
Consolidated Balance Sheets
December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                           2002           2001
                                                       ------------   ------------
                   Assets

Cash and due from banks                                $  7,880,288   $  8,507,298
Interest-bearing deposits with banks                        207,207        192,438
Federal funds sold                                       11,067,000     12,260,000
Investment securities available for sale                 36,437,781     19,807,180
Investment securities held to maturity                    3,432,365      5,095,748
Restricted equity securities                                396,000        388,400
Loans, net of allowance for loan losses of
   $1,413,997 in 2002 and $1,303,042 in 2001            114,470,334    116,863,567
Property and equipment, net                               4,693,865      3,840,518
Accrued income                                            1,033,862      1,042,386
Foreclosed assets                                            70,000         70,000
Other assets                                              1,182,834      1,006,668
                                                       ------------   ------------
   Total assets                                        $180,871,536   $169,074,203
                                                       ============   ============

     Liabilities and Stockholders' Equity

Liabilities

Noninterest-bearing deposits                           $ 21,822,050   $ 18,675,821
Interest-bearing deposits                               142,039,416    134,857,601
                                                       ------------   ------------
   Total deposits                                       163,861,466    153,533,422

Accrued interest payable                                    486,674        561,814
Other liabilities                                           234,491        486,365
                                                       ------------   ------------
   Total liabilities                                    164,582,631    154,581,601
                                                       ------------   ------------

Commitments and contingencies                                    --             --

Stockholders' equity

Common stock, $1.00 par value; 2,500,000 shares
   authorized; 1,228,514 and 1,225,808 shares issued
   and outstanding in 2002 and 2001, respectively         1,228,514      1,225,808
Additional paid-in capital                                1,281,166      1,232,129
Retained earnings                                        13,199,861     11,810,766
Accumulated other comprehensive income (loss)               579,364        223,899
                                                       ------------   ------------
   Total stockholders' equity                            16,288,905     14,492,602
                                                       ------------   ------------
   Total liabilities and stockholders' equity          $180,871,536   $169,074,203
                                                       ============   ============

See Notes to Consolidated Financial Statements

================================================================================
Consolidated Statements of Income
Years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                 2002          2001          2000
                                              -----------   -----------   -----------
Interest income
   Loans and fees on loans                    $10,050,841   $11,048,567   $ 9,756,015
   Federal funds sold                             158,893       341,233       209,136
   Investment securities:
      Taxable                                   1,098,130       727,769       879,844
      Exempt from federal income tax              376,577       433,188       417,367
   Deposits with banks                              3,274         7,496         8,962
                                              -----------   -----------   -----------
         Total interest income                 11,687,715    12,558,253    11,271,324
                                              -----------   -----------   -----------

Interest expense
   Deposits                                     4,596,742     5,922,957     5,146,075
                                              -----------   -----------   -----------
         Total interest expense                 4,596,742     5,922,957     5,146,075
                                              -----------   -----------   -----------
         Net interest income                    7,090,973     6,635,296     6,125,249

Provision for loan losses                         975,000       550,000       400,000
                                              -----------   -----------   -----------
         Net interest income after
            provision for loan losses           6,115,973     6,085,296     5,725,249
                                              -----------   -----------   -----------

Noninterest income
   Service charges on deposit accounts            588,647       423,717       358,452
   Other service charges and fees                 215,353       187,251       202,654
   Net realized gains (losses) on
      sales of securities                           2,750         6,000         2,050
   Net gain on sale of foreclosed assets           69,740            --            --
   Other income                                   404,763       212,150       126,869
                                              -----------   -----------   -----------
         Total noninterest income               1,281,253       829,118       690,025
                                              -----------   -----------   -----------

Noninterest expense
   Salaries and employee benefits               2,804,671     2,405,825     2,030,590
   Occupancy                                      260,240       228,451       191,378
   Equipment                                      390,034       339,546       259,328
   Foreclosed assets, net                              --         2,462        11,411
   Other general and administrative             1,493,626     1,395,634     1,140,979
                                              -----------   -----------   -----------
         Total noninterest expense              4,948,571     4,371,918     3,633,686
                                              -----------   -----------   -----------
         Income before income taxes             2,448,655     2,542,496     2,781,588

Income tax expense                                727,861       735,436       808,116
                                              -----------   -----------   -----------
         Net income                           $ 1,720,794   $ 1,807,060   $ 1,973,472
                                              ===========   ===========   ===========

Basic earnings per share                      $      1.40   $      1.47   $      1.61
                                              ===========   ===========   ===========
Diluted earnings per share                    $      1.40   $      1.47   $      1.61
                                              ===========   ===========   ===========
Basic weighted average shares outstanding       1,228,413     1,225,799     1,223,043
                                              ===========   ===========   ===========
Diluted weighted average shares outstanding     1,228,965     1,226,377     1,223,200
                                              ===========   ===========   ===========

See Notes to Consolidated Financial Statements

================================================================================
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                                Accumulated
                                               Common Stock         Additional                     Other
                                           ----------------------     Paid-In      Retained    Comprehensive
                                             Shares      Amount       Capital      Earnings     Income (Loss)      Total
                                           ---------   ----------   ----------   -----------   --------------   -----------
Balance, December 31, 1999                 1,220,000   $1,220,000   $1,149,785   $ 8,887,396      $(26,854)     $11,230,327

   Comprehensive income
   Net income                                     --           --           --     1,973,472            --       1,973,472
   Net change in unrealized
      appreciation on investment
      securities available for
      sale, net of taxes of $111,701              --           --           --            --       216,831         216,831
   Reclassified securities gains
      realized, net of taxes of $(697)            --           --           --            --        (1,353)          (1,353)
                                                                                                                -----------
   Total comprehensive income                                                                                     2,188,950

   Dividends declared
      ($.34 per share)                            --           --           --      (415,871)           --         (415,871)
   Stock issued                                3,149        3,149       40,836            --            --           43,985
                                           ---------   ----------   ----------   -----------      --------      -----------
Balance, December 31, 2000                 1,223,149    1,223,149    1,190,621    10,444,997       188,624       13,047,391

   Net income                                     --           --           --     1,807,060            --        1,807,060
   Net change in unrealized
      appreciation on investment
      securities available for
      sale, net of taxes of $20,212               --           --           --            --        39,235           39,235
   Reclassified securities gains
      realized, net of taxes of $(2,040)          --           --           --            --        (3,960)          (3,960)
                                                                                                                -----------
   Total comprehensive income                                                                                     1,842,335

   Dividends declared
      ($.36 per share)                            --           --           --      (441,291)           --         (441,291)
   Stock issued                                2,659        2,659       41,508            --            --           44,167
                                           ---------   ----------   ----------   -----------      --------      -----------
Balance, December 31, 2001                 1,225,808    1,225,808    1,232,129    11,810,766       223,899       14,492,602

   Net income                                     --           --           --     1,720,794            --        1,720,794
   Net change in unrealized
      appreciation on investment
      securities available for
      sale, net of taxes of $184,053              --           --           --            --       357,280          357,280
   Reclassified securities gains
      realized, net of taxes of $(935)            --           --           --            --        (1,815)          (1,815)
                                                                                                                -----------
   Total comprehensive income                                                                                    16,568,861

   Dividends declared
      ($.27 per share)                            --           --           --      (331,699)           --         (331,699)
   Stock issued                                2,706        2,706       49,037             -            --           51,743
                                           ---------   ----------   ----------   -----------      --------      -----------
Balance, December 31, 2002                 1,228,514   $1,228,514   $1,281,166   $13,199,861      $579,364      $16,288,905
                                           =========   ==========   ==========   ===========      ========      ===========

See Notes to Consolidated Financial Statements

================================================================================
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                          2002           2001           2000
                                                                      ------------   ------------   ------------
Cash flows from operating activities
   Net income                                                         $  1,720,794   $  1,807,060   $  1,973,472
   Adjustments to reconcile net income
      to net cash provided by operations:
      Depreciation and amortization                                        405,755        362,722        279,900
      Provision for loan losses                                            975,000        550,000        400,000
      Deferred income taxes                                                 11,250        (54,206)       (53,831)
      Net realized (gains) losses on sales of assets                       (64,230)        (6,000)         1,027
      Accretion of discount on securities, net of
         amortization of premiums                                          (10,766)        (1,625)        (2,391)
      Changes in assets and liabilities:
         Accrued income                                                      8,524         91,506       (166,371)
         Other assets                                                      (36,102)      (105,805)      (389,669)
         Accrued interest payable                                          (75,140)       (65,231)       212,441
         Other liabilities                                                (376,010)        57,531         59,433
                                                                      ------------   ------------   ------------
            Net cash provided by operating activities                    2,559,075      2,635,952      2,314,011
                                                                      ------------   ------------   ------------

Cash flows from investing activities
   Net(increase) decrease in interest-bearing deposits with banks          (14,769)       (31,445)       (35,079)
   Net(increase) decrease in federal funds sold                          1,193,000     (9,872,000)     3,238,000
   Purchases of investment securities                                  (33,550,469)   (18,163,016)    (3,228,682)
   Maturities of investment securities                                  19,127,750     15,816,000      3,415,000
   Net(increase) decrease in loans                                       1,418,233     (9,682,492)   (20,127,518)
   Purchases of property and equipment, net                             (1,198,295)    (1,576,156)      (137,336)
   Proceeds from sales of foreclosed assets                                 11,022             --        251,600
                                                                      ------------   ------------   ------------
            Net cash used in investing activities                      (13,013,528)   (23,509,109)   (16,624,015)
                                                                      ------------   ------------   ------------

Cash flows from financing activities
   Net increase (decrease) in noninterest-bearing deposits               3,146,229      2,624,588      2,581,606
   Net increase in interest-bearing deposits                             7,181,815     21,957,158     13,743,324
   Common stock issued                                                      51,743         44,167         43,985
   Dividends paid                                                         (552,344)      (440,813)      (378,704)
                                                                      ------------   ------------   ------------
            Net cash provided by financing activities                    9,827,443     24,185,100     15,990,211
                                                                      ------------   ------------   ------------
            Net increase (decrease) in cash and cash equivalents          (627,010)     3,311,943      1,680,207

Cash and due from banks, beginning                                       8,507,298      5,195,355      3,515,148
                                                                      ------------   ------------   ------------
Cash and due from banks, ending                                       $  7,880,288   $  8,507,298   $  5,195,355
                                                                      ============   ============   ============

Supplemental disclosure of cash flow information
   Interest paid                                                      $  4,671,882   $  5,988,188   $  4,933,634
                                                                      ============   ============   ============
   Taxes paid                                                         $    683,364   $    833,758   $    899,820
                                                                      ============   ============   ============

Supplemental disclosure of noncash activities
   Other real estate acquired in settlement of loans                  $  1,360,270   $         --   $     11,000
                                                                      ============   ============   ============
   Common stock issued as payment of directors fees                   $     15,456   $     12,558   $     14,316
                                                                      ============   ============   ============

See Notes to Consolidated Financial Statements

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc. (the Company) is a Virginia bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Bank of Botetourt (the Bank). The Bank is a Virginia state chartered bank subject to regulation by the Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides full banking services through seven branch offices in Botetourt, Roanoke and Rockbridge counties. The Bank has a wholly-owned subsidiary, Buchanan Service Corporation, which conducts its operations through minority interests in an insurance company, two title insurance companies and as an agent for sale of life and disability insurance.

The accounting and reporting policies of the Company, the Bank and Buchanan Service Corporation follow generally accepted accounting principles and general practices of the financial services industry. Following is a summary of the more significant policies.

Critical Accounting Policies

The notes to the Company's audited consolidated financial statements contain a summary of significant accounting policies. Management believes the policies with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity. Management must make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and Board of Directors.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and Buchanan Service Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Segments

The Company reports its activities as a single business segment. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to resource allocation and performance assessment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Substantially all of the Company's loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the manufacturing and agricultural segments.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company's allowances for loan and foreclosed real estate losses. Such agencies may require additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

Trading Securities

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities Held to Maturity

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.

Securities Available for Sale

Available for sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of shareholders' equity. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost, that are other than temporary, are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their outstanding principal amount adjusted for charge-offs, and the allowance for loan losses. Loan origination fees and costs are not capitalized and recognized as an adjustment to the yield on the related loan as such deferrals are not material to the Company's financial position or results of operations.

Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Property and Equipment

Land is carried at cost. Buildings, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                             Years
                             -----
Buildings and improvements   10-50
Furniture and equipment       3-10

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations on foreclosed real estate. The historical average holding period for such properties is less than six months.

Intangible Assets

Intangible assets consist of computer software and a purchase premium which are being amortized over three and fifteen years, respectively, using the straight-line method. At December 31, 2002 and 2001, accumulated amortization was $384,159 and $318,429, respectively. Related amortization expense was $65,730, $60,412 and $40,238 for the three-year period ended December 31, 2002. Intangible assets were classified as other assets on the balance sheet.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Stock-based Compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

Pension and Profit Sharing/Thrift Plan

A noncontributory defined benefit pension plan is provided for all employees who meet eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. The funding policy is to contribute the maximum deductible for federal income tax purposes. The Company also provides a profit sharing/thrift plan with substantially all employees participating.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. All transfers of financial assets for the years ended December 31, 2002 or 2001 followed this policy.

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred taxes assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale is recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and stock dividends.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive Income

Annual comprehensive income reflects the change in the Company's equity during the year arising from transactions and events other than investments by, and distributions to, shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of shareholders' equity rather than as income or expense.

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure's risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. There were no derivatives at December 31, 2002 or 2001.

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value.

Reclassification

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year. Net income and stockholders' equity previously reported were not affected by these reclassifications.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3,650,000 and $3,025,000 for the periods including December 31, 2002 and 2001, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 follow:

                                        Amortized    Unrealized   Unrealized      Fair
2002                                      Cost          Gains       Losses        Value
----                                   -----------   ----------   ----------   -----------
Available for sale:
   U.S. Treasury securities            $ 1,983,285    $ 80,610     $     --    $ 2,063,895
   U.S. Government agency securities    26,741,481     277,905          399     27,018,987
   State and municipal securities        6,585,190     260,797       47,652      6,798,335
   Corporate securities                    250,001     309,838        3,275        556,564
                                       -----------    --------     --------    -----------
                                       $35,559,957    $929,150     $ 51,326    $36,437,781
                                       ===========    ========     ========    ===========

Held to maturity:
   U.S. Government agency securities   $   850,000    $ 12,526     $     --    $   862,526
   State and municipal securities        2,582,365      94,773           --      2,677,138
                                       -----------    --------     --------    -----------
                                       $ 3,432,365    $107,299     $           $ 3,539,664
                                       ===========    ========     ========    ===========

2001
----
Available for sale:
   U.S. Treasury securities            $   980,299    $  8,816     $    174    $   988,941
   U.S. Government agency securities    14,103,344      76,480       80,935     14,098,889
   State and municipal securities        4,384,295      68,725       53,845      4,399,175
   Corporate securities                          1     320,174           --        320,175
                                       -----------    --------     --------    -----------
                                       $19,467,939    $474,195     $134,954    $19,807,180
                                       ===========    ========     ========    ===========

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3. Investment Securities, continued

Held to maturity:

   U.S. Government agency securities   $  600,000   $   160   $   --   $  600,160
   State and municipal securities       4,495,748    76,096    1,838    4,570,006
                                       ----------   -------   ------   ----------
                                       $5,095,748   $76,256   $1,838   $5,170,166
                                       ==========   =======   ======   ==========

Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta ("FHLB"), and The Community Bankers Bank which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. The Bank's stock in The Community Bankers Bank is restricted in the fact that the stock may only be repurchased by that Company.

Investment securities with amortized cost of approximately $1,700,000 at December 31, 2002 and 2001, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

                                     2002     2001     2000
                                    ------   ------   ------

Realized gains                      $2,750   $6,000   $2,050
Realized losses                         --       --       --
                                    ------   ------   ------
                                    $2,750   $6,000   $2,050
                                    ======   ======   ======

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2002, were as follows:

                                             Available for Sale          Held to Maturity
                                         -------------------------   -----------------------
                                          Amortized       Fair        Amortized      Fair
                                            Cost          Value         Cost         Value
                                         -----------   -----------   ----------   ----------
Due in one year or less                  $   699,976   $   708,030   $  499,926   $  502,662
Due after one year through five years     27,176,820    27,547,916    2,832,439    2,931,685
Due after five years through ten years     7,543,160     7,733,756      100,000      105,317
Due after ten years                          140,001       448,079           --           --
                                         -----------   -----------   ----------   ----------
                                         $35,559,957   $36,437,781   $3,432,365   $3,539,664
                                         ===========   ===========   ==========   ==========

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31 are as follows (in thousands):

                                         2002       2001
                                       --------   --------

Commercial                             $ 16,106   $ 17,534
Real estate:
   Construction and land development     15,352     18,851
   Residential, 1-4 families             31,818     34,410
   Residential, 5 or more families          197        185
   Farmland                               4,556      2,818
   Nonfarm, nonresidential               33,554     29,020
Agricultural                                465        565
Consumer                                 13,268     14,146
Leases                                      126        275
Other                                       443        372
                                       --------   --------
                                        115,885    118,176

Unearned income                              (1)        (9)
                                       --------   --------
                                        115,884    118,167

Allowance for loan losses                (1,414)    (1,303)
                                       --------   --------
                                       $114,470   $116,864
                                       ========   ========

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                       2002         2001         2000
                                    ----------   ----------   ----------

Balance, beginning                  $1,303,042   $1,083,955   $  893,712

Provision charged to expense           975,000      550,000      400,000
Recoveries of amounts charged off       29,142       21,496       41,038
Amounts charged off                   (893,187)    (352,409)    (250,795)
                                    ----------   ----------   ----------
Balance, ending                     $1,413,997   $1,303,042   $1,083,955
                                    ==========   ==========   ==========

The following is a summary of information pertaining to impaired loans at December 31:

                                                 2002        2001
                                                --------   --------

Impaired loans without a valuation allowance    $ 69,388   $176,477
Impaired loans with a valuation allowance        707,769    125,198
                                                --------   --------
            Total impaired loans                $777,157   $301,675
                                                ========   ========

Valuation allowance related to impaired loans   $208,237   $102,823
                                                ========   ========

                                                            2002       2001       2000
                                                          --------   --------   --------
Average investment in impaired loans                      $571,499   $194,060   $385,072
                                                          ========   ========   ========
Interest income recognized for the year                   $ 12,670   $  8,781   $ 38,114
                                                          ========   ========   ========
Interest income recognized on a cash basis for the year   $  2,360   $  6,002   $ 13,945
                                                          ========   ========   ========

The Company is not committed to lend additional funds to debtors whose loans have been modified.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

                                                       2002         2001
                                                    ----------   ----------

Land                                                $1,090,611   $1,014,592
Buildings and improvements                           2,630,240    2,595,530
Furniture and equipment                              1,897,471    1,745,864
Construction in progress                               984,062       65,604
                                                    ----------   ----------
                                                     6,602,384    5,421,590
Less accumulated depreciation                        1,908,519    1,581,072
                                                    ----------   ----------
                                                    $4,693,865   $3,840,518
                                                    ==========   ==========

The Bank leases a branch facility, its mortgage loan center and a parking lot adjacent to one of its branch banking facilities under operating leases which will expire between July 31, 2003 and April 4, 2006. The leases call for total annual payments of $9,528, $15,540, and $100, respectively.

The Bank also leases four locations for automated teller machines. These leases will expire between January 31, 2004 and January 31, 2005. Each lease has a term of two years with three options to renew for additional two year terms. Lease payments vary by location and by the number and type of transactions processed.

Aggregate rental expense for 2002, 2001 and 2000 was $28,757, $23,655 and $3,671, respectively. Future minimum commitments under noncancellable leases are as follows:

2003                                                             $17,313
2004                                                                 100
2005                                                                 100
                                                                 -------
                                                                 $17,513
                                                                 =======

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $19,577,108 and $17,990,743, respectively.

At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003                                                             $57,731,633
2004                                                              12,103,548
2005                                                              14,190,064
2006                                                               3,741,346
2007                                                               5,263,909
                                                                 -----------
                                                                 $93,030,500
                                                                 ===========

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2002, these included unsecured lines of credit of approximately $11,436,000 and a secured line of credit of approximately $10,000,000 with correspondent banks. At December 31, 2002 and 2001, and during the years ended, no amounts were outstanding under these arrangements.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                December 31, 2002     December 31, 2001
                                               -------------------   -------------------
                                               Carrying    Fair      Carrying     Fair
                                                Amount     Value      Amount      Value
                                               --------   --------   --------   --------
Financial assets

   Cash and cash equivalents                   $  7,880   $  7,880   $  8,507   $  8,507
   Interest-bearing deposits with banks             207        207        192        192
   Federal funds sold                            11,067     11,067     12,260     12,260
   Securities, available-for-sale                36,438     36,438     19,807     19,807
   Securities, held to maturity                   3,432      3,540      5,096      5,170
   Restricted equity securities                     396        396        388        388
   Loans, net of allowance for credit losses    114,470    111,595    116,864    124,051

Financial liabilities

   Deposits                                     163,861    167,174    153,533    157,253

Off-balance-sheet assets (liabilities)
   Commitments to extend credit and
      standby letters of credit                      --         --         --         --

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

                                                         2002         2001         2000
                                                      ----------   ----------   ----------
Net income available to common shareholders           $1,720,794   $1,807,060   $1,973,472
                                                      ==========   ==========   ==========

Weighted average common shares outstanding             1,228,413    1,225,799    1,223,043
Effect of dilutive securities, options                       552          578          157
                                                      ----------   ----------   ----------
Weighted average common shares outstanding, diluted    1,228,965    1,226,377    1,223,200
                                                      ==========   ==========   ==========

Basic earnings per share                              $     1.40   $     1.47   $     1.61
                                                      ==========   ==========   ==========
Diluted earnings per share                            $     1.40   $     1.47   $     1.61
                                                      ==========   ==========   ==========

Note 11. Benefit Plans

Employee Stock Discount Plan

In 1999, the Company adopted an Employee Stock Discount Plan available to all employees who work at least twenty hours per week, more than five months in a calendar year, and who have been employed by the Company for at least one year. The plan provides for elective payroll deductions not to exceed 5% of the employee's annual compensation to be set aside to purchase shares of common stock. Stock purchased by employees under this plan shall be at a cost of 85% of the fair market value of the common stock at the date of the purchase. Up to 15,000 shares have been reserved for this plan.

At December 31, 2002, 6,286 shares had been purchased under the provisions of this plan.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 11. Benefit Plans, continued

Director Stock Purchase Plan

The Company adopted a Director Stock Purchase Plan in 1999 available to all non-employee directors. The plan provides for a director to elect to receive up to 50% of director fees in shares of common stock. Stock issued under this plan shall be at the market value of the stock on the date of issuance. Up to 5,000 shares have been reserved for this plan.

At December 31, 2002, 1,928 shares had been purchased under the provisions of this plan.

Stock Option Plan

The Company adopted the 1999 Incentive Stock Option Plan (Incentive Plan) for certain employees which reserves up to 10,000 shares. Under the terms of the plan, option exercise price shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of the fair market value of the stock on the date of the grant. Options granted under the plan expire no more than 10 years from date of grant and may not be exercised for six months after the date of grant.

                                                       Available    Granted and
                                                       For Grant    Outstanding
                                                       ---------    -----------

Balance, December 31, 1999                               8,800         1,200

   Granted                                              (3,900)        3,900
   Exercised                                                --          (100)
                                                        ------         -----
Balance, December 31, 2000                               4,900         5,000

   Granted                                                  --            --
   Exercised                                                --            --
                                                        ------         -----
Balance, December 31, 2001                               4,900         5,000

   Granted                                                  --            --
   Exercised                                                --          (200)
                                                        ------         -----
Balance, December 31, 2002                               4,900         4,800
                                                        ======         =====

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 11. Benefit Plans, continued

Additional information relating to the Incentive Plan is detailed below:

                                                            2002         2001         2000
                                                         ----------   ----------   ----------
Outstanding options at December 31:
   Exercise price, beginning of the year/(1)/            $    20.34   $    20.34   $    18.00
   Exercise price, end of year/(1)/                      $    20.31   $    20.34   $    20.34
   Range of exercise prices
      From                                               $    18.00   $    18.00   $    18.00
      To                                                 $    21.00   $    21.00   $    21.00
   Remaining contractual life in months/(1)/                     93          105          117

Exercisable options outstanding at December 31:
   Number                                                     4,800        5,000        1,200
   Exercise price/(1)/                                   $    20.31   $    20.34   $    18.00

Weighted average exercise price of options:
   Granted during the year                               $       --   $       --   $    21.00
   Exercised during the year                             $    21.00   $       --   $    18.00
   Forfeited during the year                             $       --   $       --   $       --
   Expired during the year                               $       --   $       --   $       --

Significant assumptions used in determining fair value
   of options granted:
   Risk-free interest rate                                      n/a          n/a         5.25%
   Expected life in years                                       n/a          n/a           10
   Expected dividends                                           n/a          n/a         1.68%
   Expected volatility                                          n/a          n/a         0.18%

Grant-date fair value:
   Options granted during the year                       $       --   $       --   $   20,475

Results of operations:
   Compensation cost recognized in income for all
      stock-based compensation awards                    $       --   $       --   $       --
                                                         ==========   ==========   ==========
   Pro forma net income/(2)/                             $1,720,794   $1,793,546   $1,969,338
                                                         ==========   ==========   ==========
   Pro forma basic earnings per common share/(2)/        $     1.40   $     1.46   $     1.61
                                                         ==========   ==========   ==========
   Pro forma diluted earnings per common share/(2)/      $     1.40   $     1.46   $     1.61
                                                         ==========   ==========   ==========

----------

/(1)/ Weighted average
/(2)/ As if the fair value based method prescribed by SFAS No. 123 had been applied

================================================================================
Notes to Consilidated Finicial Statements
--------------------------------------------------------------------------------

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan

The Bank has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plan's funded status as of December 31.

                                                           2002         2001
                                                        ----------   ----------

Change in benefit obligation
Benefit obligation at beginning of year                 $1,546,199   $1,300,326
Service cost                                               133,157      105,692
Interest cost                                              115,444       97,325
Actuarial (gain) loss                                      194,321       50,791
Benefits paid                                             (166,414)      (7,935)
                                                        ----------   ----------
Benefit obligation at end of year                       $1,822,707   $1,546,199
                                                        ==========   ==========

Change in plan assets
Fair value of plan assets at beginning of
   year                                                 $1,159,096   $1,285,813
Actual return on plan assets                               (98,012)    (261,509)
Employer contribution                                      186,474      142,727
Benefits paid                                             (166,414)      (7,935)
                                                        ----------   ----------
Fair value of plan assets at end of year                $1,081,144   $1,159,096
                                                        ==========   ==========

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning               $   25,130   $  (25,583)
Contributions                                              186,474      142,727
Pension cost                                              (164,755)     (92,014)
                                                        ----------   ----------
Prepaid (accrued) benefit cost, ending                  $   46,849   $   25,130
                                                        ==========   ==========

Funded status                                           $ (741,563)  $ (387,103)
Unrecognized transitional net assets                        (4,786)      (5,743)
Unrecognized prior service costs                            13,764       15,294
Unrecognized net actuarial loss                            779,434      402,682
                                                        ----------   ----------
Prepaid (accrued) benefit cost                          $   46,849   $   25,130
                                                        ==========   ==========

Weighted-average assumptions as of
   December 31

Discount rate                                                  7.0%         7.5%
Expected return on plan assets                                 9.0%         9.0%
Rate of compensation increase                                  5.0%         5.0%

                                               2002        2001         2000
                                             --------   ----------   ----------

Components of net periodic benefit cost
Service cost                                 $133,157   $  105,692   $  103,517
Interest cost                                 115,444       97,325       92,114
Expected return on plan assets                (97,475)    (111,576)     (90,473)
Amortization                                      573          573          573
Recognized net actuarial (gain) loss           13,056           --           --
                                             --------   ----------   ----------
Net periodic benefit cost                    $164,755   $   92,014   $  105,731
                                             ========   ==========   ==========

================================================================================
Notes to Consolidated Statements
--------------------------------------------------------------------------------

Note 11. Benefit Plans, continued

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and Executive employees. The corresponding assets and liabilities accounts at December 31, 2002 were valued at $35,019 for the Director Plan and $78,374 for the Executive Plan.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. The plan also allows for employee contributions of up to 12% of eligible compensation. The Company will match up to 50% of the first 6% contributed by the employee. Contributions to the plan, including their matching portion, amounted to $35,639, $59,532, and $87,638 in 2002, 2001, and 2000, respectively.

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) (all Federal) are as follows:

                                                2002       2001       2000
                                              --------   --------   --------

Current                                       $716,611   $789,642   $861,947
Deferred                                        11,250    (54,206)   (53,831)
                                              --------   --------   --------
                                              $727,861   $735,436   $808,116
                                              ========   ========   ========

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

                                                 2002       2001        2000
                                              ---------   ---------   ---------

Tax at statutory federal rate                 $ 832,543   $ 864,449   $ 945,740
Tax exempt interest income                     (128,037)   (138,186)   (141,905)
Other                                            23,355       9,173       4,281
                                              ---------   ---------   ---------
                                              $ 727,861   $ 735,436   $ 808,116
                                              =========   =========   =========

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31 are summarized as follows:

                                                            2002         2001
                                                          ---------   ---------
Deferred tax assets

   Allowance for loan losses                              $ 310,286   $ 300,924
   Deferred compensation and accrued pension costs           27,843      25,572
                                                          ---------   ---------
      Deferred tax assets                                   338,129     326,496
                                                          ---------   ---------

Deferred tax liabilities
   Net unrealized depreciation
      on securities available for sale                     (298,460)   (115,342)
   Depreciation                                            (105,061)    (92,337)
   Accretion of discount on investment securities            (2,615)       (214)
   Other                                                    (25,456)    (17,697)
                                                          ---------   ---------
      Deferred tax liabilities                             (431,592)   (225,590)
                                                          ---------   ---------
      Net deferred tax asset (liability)                  $ (93,463)  $ 100,906
                                                          =========   =========

================================================================================
Notes to Consolidated Finicial Statements
--------------------------------------------------------------------------------

Note 13. Commitments and Contingencies

Litigation

In the normal course of business the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

                                                         2002           2001
                                                      -----------   -----------

Commitments to extend credit                          $22,671,000   $21,158,000
Standby letters of credit                               2,669,000     2,725,000
                                                      -----------   -----------
                                                      $25,340,000   $23,883,000
                                                      ===========   ===========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

Concentrations of Credit Risk

Substantially all of the Company's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company's market area. The concentrations of credit by type of loan are set forth in the Loans Receivable note. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,000,000. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke and Rockbridge counties. The Company has a loan concentration relating to construction and land development. Total loans and loan commitments to this industrial group amounted to approximately $17,000,000 at December 31, 2002.

The Company from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 14. Regulatory Restrictions

Dividends

The Company's dividend payments are made from dividends received from the Bank. The Bank, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

Capital Requirements

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 14. Regulatory Restrictions, continued

Capital Requirements, continued

The Company and Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                              Minimum
                                                                            To Be Well
                                                          Minimum        Capitalized Under
                                                        For Capital      Prompt Corrective
                                       Actual        Adequacy Purposes   Action Provisions
                                   ---------------   -----------------   -----------------
                                    Amount   Ratio    Amount   Ratio       Amount   Ratio
                                   -------   -----    ------   -----      -------   -----
December 31, 2002:

   Total Capital
      (to Risk-Weighted Assets)
         Consolidated              $17,028   13.7%    $9,970    8.0%      $12,462   10.0%
         Bank of Botetourt         $15,839   12.7%    $9,954    8.0%      $12,442   10.0%

   Tier I Capital
      (to Risk-Weighted Assets)
         Consolidated              $15,614   12.5%    $4,985    4.0%      $ 7,477    6.0%
         Bank of Botetourt         $14,425   11.6%    $4,977    4.0%      $ 7,465    6.0%

   Tier I Capital
      (to Average Assets)
         Consolidated              $15,614    8.6%    $7,277    4.0%      $ 9,096    5.0%
         Bank of Botetourt         $14,425    8.0%    $7,229    4.0%      $ 9,037    5.0%

December 31, 2001:

   Total Capital
      (to Risk-Weighted Assets)
         Consolidated              $15,457   12.6%    $9,776    8.0%      $12,220   10.0%
         Bank of Botetourt         $14,294   11.7%    $9,757    8.0%      $12,197   10.0%

   Tier I Capital
      (to Risk-Weighted Assets)
         Consolidated              $14,154   11.6%    $4,888    4.0%      $ 7,332    6.0%
         Bank of Botetourt         $12,991   10.7%    $4,879    4.0%      $ 7,318    6.0%

   Tier I Capital
      (to Average Assets)
         Consolidated              $14,154    8.5%    $6,676    4.0%      $ 8,345    5.0%
         Bank of Botetourt         $12,991    7.8%    $6,632    4.0%      $ 8,290    5.0%

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 14. Regulatory Restrictions, continued

Intercompany Transactions

The Bank's legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,500,000 at December 31, 2002. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2002.

Note 15. Transactions with Related Parties

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate loan transactions with related parties were as follows:

                                                2002          2001
                                             -----------   -----------

Balance, beginning                           $ 1,028,965   $   519,092

New loans                                      5,296,338     5,714,053
Repayments                                    (4,886,406)   (5,204,180)
                                             -----------   -----------
Balance, ending                              $ 1,438,897   $ 1,028,965
                                             ===========   ===========

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 16. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

                                 Balance Sheets
                           December 31, 2002 and 2001

                                                       2002          2001
                                                   -----------   -----------
Assets
   Cash and due from banks                         $    28,904   $    47,675
   Securities held to maturity                       1,150,000     1,100,000
   Investment in affiliate bank at equity           15,100,341    13,330,001
   Dividends receivable                                     --       220,645
   Other assets                                         14,491        14,926
                                                   -----------   -----------
      Total assets                                 $16,293,736   $14,713,247
                                                   ===========   ===========

Liabilities
   Income tax payable                              $     4,831   $        --
   Dividends payable                                        --       220,645
                                                   -----------   -----------
      Total liabilities                                  4,831       220,645
                                                   -----------   -----------

Stockholders' equity
   Common stock                                      1,228,514     1,225,808
   Surplus                                           1,281,166     1,232,129
   Retained earnings                                13,199,861    11,810,766
   Accumulated other comprehensive income (loss)       579,364       223,899
                                                   -----------   -----------
      Total stockholders' equity                    16,288,905    14,492,602
                                                   -----------   -----------
      Total liabilities and stockholders' equity   $16,293,736   $14,713,247
                                                   ===========   ===========

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 16. Parent Company Financial Information, continued

                              Statements of Income
              For the years ended December 31, 2002, 2001 and 2000

                                                 2002         2001         2000
                                              ----------   ----------   ----------
Income
   Dividends from affiliate bank              $  331,699   $  441,291   $  415,871
   Interest on taxable securities                 40,956       26,341           --
   Interest on tax exempt securities              16,108       32,764       51,826
   Gain on sale of securities                         --        2,000        2,000
                                              ----------   ----------   ----------
                                                 388,763      502,396      469,697
                                              ----------   ----------   ----------
Expenses
   Operating expenses                             26,022       14,631       18,367
                                              ----------   ----------   ----------

   Income before taxes and equity
      in undistributed income of affiliate       362,741      487,765      451,330

Income tax                                        (5,078)      (5,286)       6,213
                                              ----------   ----------   ----------
   Income before equity in undistributed
      income of affiliate                        357,663      482,479      457,543

Equity in undistributed income of affiliate    1,363,131    1,324,581    1,515,929
                                              ----------   ----------   ----------
   Net income                                 $1,720,794   $1,807,060   $1,973,472
                                              ==========   ==========   ==========

                            Statements of Cash Flows
              For the years ended December 31, 2002, 2001 and 2000

                                                                     2002          2001          2000
                                                                 -----------   -----------   -----------
Cash flows from operating activities
   Net income                                                    $ 1,720,794   $ 1,807,060   $ 1,973,472
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Amortization                                                     --            --         3,906
         Equity in undistributed income of affiliate              (1,363,131)   (1,324,581)   (1,515,929)
         Net increase (decrease) in other liabilities                  4,831            --            --
         Net (increase) decrease in other assets                     221,079        11,245       (20,668)
                                                                 -----------   -----------   -----------
            Net cash provided by operating activities                583,573       493,724       440,781
                                                                 -----------   -----------   -----------

Cash flows from investing activities
   Purchases of investment securities                               (750,000)     (400,000)           --
   Maturities of investment securities                               700,000       275,000            --
   Increase in investment in Bank                                    (51,743)      (44,167)      (43,985)
                                                                 -----------   -----------   -----------
            Net cash used in investing activities                   (101,743)     (169,167)      (43,985)
                                                                 -----------   -----------   -----------

Cash flows from financing activities

   Dividends paid                                                   (552,344)     (440,813)     (378,704)
   Common stock issued                                                51,743        44,167        43,985
                                                                 -----------   -----------   -----------
            Net cash used by financing activities                   (500,601)     (396,646)     (334,719)
                                                                 -----------   -----------   -----------
            Net increase (decrease) in cash and due from banks       (18,771)      (72,089)       62,077

Cash and cash equivalents, beginning                                  47,675       119,764        57,687
                                                                 -----------   -----------   -----------
Cash and cash equivalents, ending                                $    28,904   $    47,675   $   119,764
                                                                 ===========   ===========   ===========

Item 8. Changes in and Disagreements with Accountants

     Not applicable.

Item 9. Directors and Executive Officers

     The following information sets forth as of December 31, 2002 the names, ages, principal occupations and business experience for the past five years for each of the Company's Directors and executive officers. Directors serve on the Board for one-year terms, and executive officers are all elected for terms of one year.

Directors

                             Director   Term      Principal Occupation and
Name                   Age   Since      Expires   Business ExperienceDuring Past 5 Years
--------------------   ---   --------   -------   -----------------------------------------
Edgar K. Baker          58     2001       2002    President, Contracting Enterprises, Inc.,
                                                  an underground utilities
                                                  contractor company.

G. Lyn Hayth, III       44     1990       2002    President of the Bank

Joyce R. Kessinger      50     1986       2002    Director of Human Resourses, W.W. Boxley,
                                                  Inc., a construction materials
                                                  supplier company

Gerald A. Marshall      64     1976       2002    Dairy farmer.

Tommy L. Moore          53     1982       2002    Botetourt County Clerk of Circuit Court

D. Bruce Patterson      52     2001       2002    Rockbridge County Clerk of Circuit Court

H. Watts Steger, III    54     1976       2002    Chairman and CEO of Company and
                                                  Bank of Botetourt

F. Lindsey Stinnett     62     1980       2002    Farmer.

Executive Officers

                             Position
Name                   Age   with Registrant     Business Experience
--------------------   ---   -----------------   ------------------------------

H. Watts Steger, III    54   President and CEO   Mr. Steger is a veteran banker
                             of the Company      with more than thirty-one
                             and Chairman        years banking experience
                             of the Bank         with Bank of Botetourt,
                                                 employed by the Bank in March
                                                 1971. He became an Executive
                                                 Vice President and Chief
                                                 Executive Officer of the Bank
                                                 in 1976 and was elected
                                                 President in 1984. Steger is a
                                                 1970 graduate of
                                                 Hampden-Sydney College. He is
                                                 also a graduate of the
                                                 Virginia Bankers School of
                                                 Bank Management at the
                                                 University of Virginia and is
                                                 a graduate of the Graduate
                                                 School of Banking of the South
                                                 at Louisiana State University.

G. Lyn Hayth, III       44   Secretary of the    Mr. Hayth holds a Bachelor
                             Company and         of Science degree in
                             President of the    Agricultural Economics and
                             Bank                a Master of Science degree
                                                 from Virginia Polytechnic
                                                 Institute and State
                                                 University. He is also a
                                                 graduate of the Graduate
                                                 School of Banking of the South
                                                 at Louisiana State University.
                                                 He joined Bank of Botetourt in
                                                 1986 as a Vice President,
                                                 following three years with
                                                 Federal Farm Credit Banks. Mr.
                                                 Hayth was elected to the Board
                                                 of Directors of the Bank in
                                                 1990 and named Executive Vice
                                                 President in 1995. He was
                                                 elected President of the Bank
                                                 in January 2002.

Item 10. Executive Compensation

Executive Compensation

     The following table sets forth information regarding compensation paid in 2002, 2001 and 2000 to the Company and Bank's Executive Officers. No other officers of the Company or the Bank received compensation in excess of $100,000. Officers of the Company receive their salary from the Bank.

SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                                            Awards
                           Annual Compensation                                            Securities
Name and                   -------------------                Other Annual                Underlying
Principal Position           Year   Salary($)   Bonus ($)   Compensation ($)/(1)/             Options
------------------           ----   ---------   ---------   ---------------------   ----------------------
H. Watts Steger,III          2002    140,000      15,400            5,505                     --
   Chairman and CEO          2001    140,000      16,800            7,968                     --
   of the Company and        2000    120,000      30,779           10,778                    500
   the Bank

G. Lyn Hayth, III            2002     95,000      10,450            3,474                     --
   Secretary of the          2001     95,000      11,900            5,213                     --
   Company and               2000     85,000      17,531            7,680                    400
   President of the Bank

(1) Includes automobile allowance, profit sharing contribution and 401(K) thrift plan employer contribution.

     No stock options were granted to the named executive officers during the fiscal year ended December 31, 2002. In addition, no options were exercised during the fiscal year ended December 31, 2002.

     Seven officers of the company, including Mr. Steger and Mr. Hayth have "change of control" agreements that provide the executive certain financial protection if the company should be sold. Specifically, these agreements provide that if either executive is terminated following a change in control, he or she will receive a lump-sum payment equal to one year's annual salary, whether or not the officer remains employed by the succeeding institution. There are no other executive agreements. A copy of this change of control agreement is provided as an Exhibit to this filing.

Director Compensation

     All directors receive directors' fees of $400 per month. Additionally, $150 is paid for each committee meeting attended. Directors may elect to defer all or a portion of said fees in accordance with a deferred compensation plan and stock purchase plan discussed below.

Deferred Compensation Plan

     Funded deferred compensation plans have been adopted for certain members of the Board and Executive employees. The corresponding assets and liabilities accounts at December 31, 2002 were valued at $35,019 for the Director Plan and $78,374 for the Executive Plan.

Profit Sharing/Thrift Plan

     The Bank provides a profit/sharing thrift plan for its employees to which contributions are made at the discretion of the Board. The plan allows employee contributions of up to 12% of eligible compensation of which the Bank matches 50% of up to the first 6% contributed by the employee. The Bank's contribution to the plan for 2002 was $35,639.

Defined Benefit Pension Plan

     The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. All employees who have reached age 21 with one year of service are eligible. The benefits are primarily based on years of service and average earnings for the participants' final five years of employment. Participants are fully vested in the plan after five years of service. The plan's funded status is discussed in Note 11 to the Consolidated Financial Statements included in Item 7 below.

Non-Employee Director Stock Incentive Plan

     The Non-Employee Director Stock Incentive Plan allows non-employee directors to elect to receive up to 50% of his or her fees in company stock. The Company has reserved 5,000 shares of Common Stock for issuance pursuant to this plan. At December 31, 2002, 1,928 shares had been purchased under the provisions of this plan.

Employee Stock Discount Plan

     The Employee Stock Discount Plan is available to all employees who work at least twenty hours per week, more than five months in a calendar year, and who have been employed by the Company for at least one year. An employee may elect to have up to 5% of his or her annual compensation withheld and set aside to purchase shares of the Company's Common Stock. The cost of the shares purchased by the employees under this plan is 85% of the fair market value of the Common Stock at the date of purchase. Of the 15,000 shares reserved for this plan, 6,286 shares have been purchased under the provisions of this plan at December 31, 2002.

Incentive Stock Option Plan

     The Bank adopted the Incentive Stock Option Plan in 1999 to provide incentives to employees in order to promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. Under the terms of the plan, options are granted at an exercise price set by the Board (no less than 100% of the fair market value of the stock on the date of grant), expire no more than ten years from the date of grant and may not be exercised for six months after the date of grant. At December 31, 2002, 4,800 shares were granted and outstanding . The Bank reserves up to 10,000 shares for this plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

     The following table sets forth information as of December 31, 2002 regarding the number of shares of Common Stock beneficially owned by each director, by the executive officer named in the summary compensation table in
Item 10 above and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

              NAME AND                AMOUNT AND NATURE   OWNERSHIP AS A
              ADDRESS                   OF BENEFICIAL      PERCENTAGE OF
            OF DIRECTOR                   OWNERSHIP        COMMON STOCK
     ------------------------------   -----------------   -------------

     Edgar K. Baker (58)                    5,600                *

     G. Lyn Hayth, III (44)                 4,649                *

     Joyce R. Kessinger (50)                9,311                *

     Gerald A. Marshall (64)               14,461              1.18%

     Tommy L. Moore (53)                   14,761              1.20%

     D. Bruce Patterson (52)                1,000                *

     H. Watts Steger, III (54)             47,150              3.84%

     F. Lindsey Stinnett (62)              16,461              1.34%

     All present executive officers
     and directors as a group
     (8 persons)                          113,393              9.23%

* Represents less than 1%.

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of December 31, 2002, regarding the number of shares of Common Stock beneficially owned by all persons who own five percent or more of the outstanding shares of Common Stock.

     Norma P. Wells is the widow of Clifford E. Wells, former shareholder who died in June, 1997. Mr. Wells stock holdings are now distributed as follows and Norma Wells may, as a result, have a 10% beneficial interest:

                                      AMOUNT AND NATURE    OWNERSHIP AS A
                NAME AND                OF BENEFICIAL      PERCENTAGE OF
                ADDRESS                  OWNERSHIP(1)     COMMON STOCK (2)
     ------------------------------   -----------------   ---------------

     Norma P. Wells Living Trust           125,691             10.23%
     Post Office Box 422
     Buchanan, VA  24066

     The Norma P. Wells Irrevocable         33,500              2.73%
     Insurance Trust
     Post Office Box 422
     Buchanan, VA  24066

     Norma P. Wells Marital Trust           10,509              0.85%
     Post Office Box 422
     Buchanan, VA  24066

     Total                                 169,700             13.81%

Item 12. Certain Relationships and Related Transactions

Transactions with Management

     Some of the directors and officers of the Company are at present, as in the past, customers of the Company and, the Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 2002 totaled $1,438,897, or 8.83% of the Company's equity capital at that date.

     There are no legal proceedings to which any director, officer, principal shareholder or associate is a party that would be material and adverse to the Company.

Item 13. Exhibits and Reports on Form 8-K

     (a)  The following financial statements are filed as a part of Item
          7 above:

          Independent Auditor's Report

          Financial Statements

          Consolidated Balance Sheets, December 31, 2002 and 2001

          Consolidated Statements of Income, Years Ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Stockholders' Equity, Years Ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

     (b)  Exhibits

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BOTETOURT BANKSHARES, INC.


Date: March 25, 2003                 By:  /s/ H. Watts Steger, III
                                         ---------------------------------------
                                     Name: H. Watts Steger, III
                                     Title: Chairman and Chief Financial Officer

                                  CERTIFICATION

I, Watts Steger, certify that:

1. I have reviewed this annual report on Form 10-KSB of Botetourt Bankshares Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ H. Watts Steger, III
------------------------------------
H. Watts Steger, III
Chairman and Chief Financial Officer

                                  CERTIFICATION
                      (Pursuant to 18 U.S.C. Section 1350)

     The undersigned hereby certifies that (i) the foregoing Annual Report on Form 10-KSB filed by Botetourt Bankshares Corporation (the "Registrant") for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 25, 2003

/s/ H. Watts Steger, III
------------------------------------
H. Watts Steger, III
Chairman and Chief Financial Officer