Form 10QSB
period 2003-03-31
BOTETOURT BANKSHARES INC
filed 2003-05-12
CIK 1172229

                   Quarterly Report for Period Ending 03-31-03

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                            or

____ Transition Report under Section 13 or 15 (d) of the Securities Exchange
      Act of 1934 for the transition period from__________ to ___________.

                          Commission File No. -0-28780-

                           BOTETOURT BANKSHARES, INC.
           (Exact name of the registrant as specified in its charter)

                  Virginia                               54-1867438
          (State of Incorporation)          (I.R.S. Employer Identification No.)

                     Post Office Box 339, Buchanan, VA 24066
                    (Address of principal executive offices)

                                 (540) 254-1721
                (Issuer's telephone number, including area code)

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       The number of shares outstanding of the Issuer's Common Stock, $1 Par Value, as of May 9, 2003 was 1,230,924.

       Transitional Small Business Disclosure Format (check one): Yes No X

                   BOTETOURT BANKSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

   The consolidated financial statements of Botetourt Bankshares, Inc. (the "Company") are set forth in the following pages.

   Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 ................................      2

   Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 ..............      3

   Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2003
      and the Year Ended December 31, 2002 ...............................................................      4

   Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2003 and 2002 ......................................................................    5-6

   Notes to Consolidated Financial Statements ............................................................      7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ...................................................................    8-9

ITEM 3.    CONTROLS AND PROCEDURES .......................................................................     10

PART II.   OTHER INFORMATION .............................................................................     11

   All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

SIGNATURES AND CERTIFICATIONS ............................................................................  11-12

BOTETOURT BANKSHARES, INC.
Balance Sheets
March 31, 2003 and December 31, 2002

                                                                        (Unaudited)      (Audited)
                                                                         March 31,    December 31,
                                                                           2003             2002
                                                                       -------------    ------------
              Assets
   Cash and due from banks                                             $  11,651,386    $  7,880,288
   Interest-bearing deposits with banks                                      212,145         207,207
   Federal funds sold                                                      4,137,000      11,067,000
   Investment securities available for sale                               36,368,049      36,437,781
   Investment securities held to maturity                                  3,132,593       3,432,365
   Restricted equity securities                                              396,000         396,000
   Loans, net of allowance for loan losses
    of $1,516,313 at March 31, 2003 and
    $1,413,997 at December 31, 2002                                      120,639,278     114,470,334
   Property and equipment, net                                             4,748,974       4,693,865
   Accrued income                                                          1,152,104       1,033,862
   Foreclosed assets                                                          70,000          70,000
   Other assets                                                            1,046,469       1,182,834
                                                                       -------------    ------------
         Total assets                                                  $ 183,553,998    $180,871,536
                                                                       =============    ============

     Liabilities and Stockholders Equity
Liabilities
   Noninterest-bearing deposits                                        $  21,947,905    $ 21,822,050
   Interest-bearing deposits                                             144,022,582     142,039,416
                                                                       -------------    ------------
         Total deposits                                                  165,970,487     163,861,466
   Accrued interest payable                                                  480,985         486,674
   Other liabilities                                                         444,548         234,491
                                                                       -------------    ------------
         Total liabilities                                               166,896,020     164,582,631
                                                                       -------------    ------------

   Commitments and contingencies

Stockholders' equity
   Common stock, $1.00 par value, 2,500,000
    shares authorized, 1,230,924 issued and outstanding at
     March 31, 2003 and 1,228,514 issued and outstanding
      at December 31, 2002                                                 1,230,924       1,228,514
   Additional paid-in capital                                              1,328,190       1,281,166
   Retained earnings                                                      13,477,383      13,199,861
     Accumulated other comprehensive income (loss)                           621,481         579,364
                                                                       -------------    ------------
         Total stockholders' equity                                       16,657,978      16,288,905
                                                                       -------------    ------------
         Total liabilities and stockholders' equity                    $ 183,553,998    $180,871,536
                                                                       =============    ============

BOTETOURT BANKSHARES, INC.
Statements of Income
For the Three Months ended March 31, 2003 and 2002 (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          2003             2002
                                                                       (Unaudited)     (Unaudited)
                                                                       ------------   ------------
Interest income
   Loans and fees on loans                                             $  2,334,510   $  2,497,011
   Federal funds sold                                                        17,894         37,153
   Investment securities taxable                                            313,566        230,645
   Investment securities exempt
    from federal income tax                                                 103,179        105,444
   Deposits with banks                                                          608            822
                                                                       ------------   ------------
         Total interest income                                            2,769,757      2,871,075
                                                                       ------------   ------------

Interest expense
   Deposits                                                                 996,546      1,190,522
                                                                       ------------   ------------
         Total interest expense                                             996,546      1,190,522
                                                                       ------------   ------------
         Net interest income                                              1,773,211      1,680,553
Provision for loan losses                                                   150,000        150,000
                                                                       ------------   ------------
         Net interest income after provision                              1,623,211      1,530,553
                                                                       ------------   ------------

Non interest income
   Service charges on deposit accounts                                      107,270         97,329
   Other income                                                             171,653        208,992
                                                                       ------------   ------------
         Total non interest income                                          278,923        306,321
                                                                       ------------   ------------

Non interest expense
   Salaries and employee benefits                                           809,131        744,804
   Occupancy and equipment expense                                          156,219        111,438
   Other expense                                                            389,733        351,535
                                                                       ------------   ------------
         Total non interest expense                                       1,355,083      1,207,777
                                                                       ------------   ------------
         Income before income taxes                                         547,051        629,097
Income tax expense                                                          158,963        174,164
                                                                       ------------   ------------
          Net income                                                   $    388,088   $    454,933
                                                                       ============   ============

Basic earnings per share                                               $       0.32   $       0.37
                                                                       ============   ============
Diluted earnings per share                                             $       0.32   $       0.37
                                                                       ============   ============
Basic weighted average shares outstanding                                 1,229,285      1,228,103
                                                                       ============   ============
Diluted average shares outstanding                                        1,230,444      1,228,664
                                                                       ============   ============

BOTETOURT BANKSHARES, INC.
Statement of Changes in Stockholders' Equity
For the Three Months ended March 31, 2003 (Unaudited) and the Year ended December 31, 2002 (Audited)

                                                                                     Accumulated
                                                                                        Other
                                                         Additional                 Comprehensive
                                      Common Stock         Paid-in      Retained       Income
                                  Shares       Amount      Capital      Earnings       (Loss)          Total
                                 ---------  -----------  -----------  ------------  -------------   -----------
December 31, 2001                1,225,808  $ 1,225,808  $ 1,232,129  $ 11,810,766  $ 223,899       $14,492,602

Comprehensive income
   Net income                            -            -            -     1,720,794          -         1,720,794
   Net change in unrealized
    appreciation on
    investment securities
    available for sale, net
    of taxes of $184,053                 -            -            -             -    357,280           357,280
   Reclassified securities
    gains realized, net of taxes
    of $(935)                            -            -            -             -     (1,815)           (1,815)
                                                                                                    -----------
Total comprehensive income                                                                            2,076,259

   Dividends declared
    ($0.27 per share)                    -            -            -      (331,699)         -          (331,699)
   Stock issued                      2,706        2,706       49,037             -          -            51,743
                                ----------  -----------  -----------  ------------  ---------       -----------
December 31, 2002                1,228,514    1,228,514    1,281,166    13,199,861    579,364        16,288,905

Comprehensive income
   Net income                            -            -            -       388,088          -           388,088
   Net change in unrealized
    appreciation on
    investment securities
    available for sale, net
    of taxes of $21,697                  -            -            -             -     42,117            42,117
                                                                                                    -----------
Total comprehensive income                                                                              430,205

   Dividends declared
    ($0.09 per share)                    -            -            -      (110,566)         -          (110,566)
   Stock issued                      2,410        2,410       47,024             -          -            49,434
                                ----------  -----------  -----------  ------------  ---------       -----------
March 31, 2003                   1,230,924  $ 1,230,924  $ 1,328,190  $ 13,477,383  $ 621,481       $16,657,978
                                ==========  ===========  ===========  ============  =========       ===========

BOTETOURT BANKSHARES, INC.
Statements of Cash Flows
For the Three Months ended March 31, 2003 and 2002 (Unaudited)

                                                                    Three Months
                                                                   Ended March 31,
                                                                 2003          2002
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $    388,088   $    454,933
   Adjustments to reconcile net income
    to net cash provided by operations:
       Depreciation and amortization                               95,630         66,714
       Accretion of discounts on securities                        (5,289)        (1,749)
       Provision for loan losses                                  150,000        150,000
       Deferred income taxes                                       41,937        (15,471)
       Net realized (gains) on sales of assets                     (5,195)        (2,300)

       Changes in assets and liabilities:
       Accrued income                                            (118,242)      (124,267)
       Other assets                                                94,959         35,975
       Accrued interest payable                                    (5,689)       (76,186)
       Other liabilities                                          188,360       (233,729)
                                                             ------------   ------------

         Net cash provided by operating activities                824,559        253,920
                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Net (increase) decrease in
    federal funds sold                                          6,930,000      3,995,000
   Purchases of investment securities                          (7,511,393)    (7,804,500)
   Maturity of investment securities                            7,950,000      3,377,750
   Net (increase) decrease in interest-bearing
    deposits with banks                                            (4,938)         1,492
   Net (increase) decrease in loans                            (6,318,944)    (1,574,772)
   Purchases of properties and equipment                         (146,075)      (180,429)
                                                             ------------   ------------
         Net cash (used) in investing activities                  898,650     (2,185,469)
                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest-
    bearing deposits                                              125,855      1,473,311
   Net increase (decrease) in interest-
    bearing deposits                                            1,983,166        547,452
   Dividends paid                                                (110,566)             -
   Common stock issued                                             49,434         51,744
                                                             ------------  -------------

         Net cash used in financing activities                  2,047,889      2,072,507
                                                             ------------  -------------
         Net increase in cash & cash equivalents                3,771,098        140,958

CASH AND CASH EQUIVALENTS, BEGINNING                            7,880,288      8,507,298
                                                             ------------  -------------
CASH AND CASH EQUIVALENTS, ENDING                            $ 11,651,386  $   8,648,256
                                                             ============  =============

BOTETOURT BANKSHARES, INC.
Statements of Cash Flows, continued
For the Three Months ended March 31, 2003 and 2002 (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                2003           2002
                                                             -----------   ------------
   Interest paid                                             $ 1,002,235   $ 1,190,522

   Income taxes paid                                         $         -   $         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Other real estate acquired in
    settlement of loans                                      $         -   $         -

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc., (the Company) was incorporated as a Virginia corporation on January 17, 1997 and is the holding company for Bank of Botetourt (the Bank). The Bank was acquired by the Company on September 30, 1997.

Bank of Botetourt was founded in 1899 and currently serves Botetourt, Roanoke, and Rockbridge Counties and surrounding areas through seven banking offices. As an FDIC- insured, state-chartered bank, the Bank is subject to regulation by the Commonwealth of Virginia's Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2002, included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

The accounting and reporting policies of the Company and its subsidiaries follow generally accepted accounting principles and general practices within the financial services industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31.

                                                   2003              2002
                                                -----------       -----------

Balance, beginning                              $ 1,413,997       $ 1,303,042
Provision charged to expense                        150,000           150,000
Recoveries of amounts charged off                    19,095            11,616
Amounts charged off                                 (66,779)         (265,348)
                                                -----------       -----------
Balance, ending                                 $ 1,516,313       $ 1,199,310
                                                ===========       ===========

Note 3.    Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2003 and 2002 is as follows:

                                                      2003           2002
                                                  ------------   ------------

Commitments to extend credit                      $ 23,223,726   $ 22,049,171
Standby letters of credit                            2,415,813      2,493,284

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

Note 4.  Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the quarters ended March 31 is as follows:

                                                                 March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
 Compensation cost recognized in income for all
  stock-based compensation awards                         $        -  $        -
                                                          ==========  ==========
 Pro forma net income/(1)/                                $  388,088  $  454,933
                                                          ==========  ==========
 Pro forma earnings per common share/(1)/                 $     0.32  $     0.37
                                                          ==========  ==========
 Pro forma earnings per diluted share/(1)/                $     0.32  $     0.37
                                                          ==========  ==========

         /(1)/ As if the fair value based method prescribed by SFAS No. 123 had been applied.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 2003 was $388,088 compared to $454,933 for the same period last year, representing a decrease of $66,845 or 14.69%. Total interest income decreased in the first quarter of 2003 as compared to the first quarter of 2002 due to a decrease in earning assets and a decline in interest rates. Interest expense on deposits also fell as a result of declining interest rates. Net interest income was marginally higher in the quarter ended March 31, 2003 as compared to the same period in 2002.

The provision for credit losses was $150,000 for the quarter ended March 31, 2003 and $150,000 for the quarter ended March 31, 2002. The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest expense for the quarter ended March 31, 2003 increased by $147,306, or 12.20% over the same quarter in the previous year due to increase in employee benefit costs, as well as costs associated with additional branching activities which occurred during the period.

Financial Condition

Total assets increased by $2,682,462 for the quarter ended March 31, 2003. Net loans increased by $6,168,944 and deposits increased by $2,109,021. Investment securities decreased by $369,504.

Shareholders' equity totaled $16,657,978 at March 31, 2003 compared to $16,288,905 at December 31, 2002. The $369,073 increase during the period was the result of earnings for the three months combined with an increase in the market value of securities that are classified as available for sale and also capital stock issued from employee and director stock purchase plans offset by dividends paid for the period.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Bank of Botetourt (a wholly owned subsidiary of Botetourt Bankshares, Inc.) exceeds all regulatory capital guidelines and is considered to be well capitalized.

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Interest Rate Risk

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

Management must insure that adequate funds are available at all times to meet the needs of its customers. With regard to balance sheet assets, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from correspondent banks, borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates.

The Bank uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods.

Item 3.  Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our principal executive officer and acting financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of any system of controls and procedures is dependent upon the employees responsible for executing it. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

PART II.

                                OTHER INFORMATION

Item 1.  Legal Proceedings

           There are no matters pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject.

Item 2.  Changes in Securities and Use of Proceeds

           Not applicable

Item 3.  Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits
                 99.1 Certification of H. Watts Steger, III, Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes
                       - Oxley Act of 2002.

           (b)   Reports on 8-K
                 None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Botetourt Bankshares, Inc.

Date:    May 12, 2003                    By: /s/ H. Watts Steger, III
                                            ------------------------------------
                                            H. Watts Steger, III
                                            Chairman and Chief Financial Officer

                                  CERTIFICATION

         I, H. Watts Steger, III certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Botetourt Bankshare, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 12, 2003                    By: H. Watts Steger, III
                                           ------------------------------------
                                           H. Watts Steger, III
                                           Chairman and Chief Financial Officer