Form 10QSB
period 2003-06-30
BOTETOURT BANKSHARES INC
filed 2003-08-08
CIK 1172229

Quarterly Report for Period Ending 06-30-03

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO______.

Commission File No. -0-28780-

Botetourt Bankshares, Inc.

(Exact name of the registrant as specified in its charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification No.)

Post Office Box 339, Buchanan, VA 24066

(Address of principal executive offices)

(540) 254-1721

(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of August 8, 2003 was 1,230,924.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BOTETOURT BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

BOTETOURT BANKSHARES, INC.

Balance Sheets

June 30, 2003 and December 31, 2002

	(Unaudited) June 30, 2002	(Audited) December 31, 2003
Assets
Cash and due from banks	$9,385,189	$7,880,288
Interest-bearing deposits with banks	242,377	207,207
Federal funds sold	9,047,000	11,067,000
Investment securities available for sale	28,336,487	36,437,781
Investment securities held to maturity	3,033,014	3,432,365
Restricted equity securities	370,200	396,000
Loans, net of allowance for loan losses of $1,574,519 at June 30, 2003 and $1,413,997 at December 31, 2002	130,689,407	114,470,334
Property and equipment, net	4,931,380	4,693,865
Accrued income	1,020,747	1,033,862
Foreclosed assets	70,000	70,000
Other assets	1,181,818	1,182,834

Total assets	$188,307,619	$180,871,536

Liabilities and Stockholders Equity
Liabilities
Noninterest-bearing deposits	$20,904,662	$21,822,050
Interest-bearing deposits	149,473,641	142,039,416

Total deposits	170,378,303	163,861,466
Accrued interest payable	376,024	486,674
Other liabilities	381,395	234,491

Total liabilities	171,135,722	164,582,631

Commitments and contingencies

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,230,924 issued and outstanding at June 30, 2003 and 1,228,514 issued and outstanding at December 31, 2002	1,230,924	1,228,514
Additional paid-in capital	1,328,190	1,281,166
Retained earnings	13,872,523	13,199,861
Accumulated other comprehensive income (loss)	740,260	579,364

Total stockholders’ equity	17,171,897	16,288,905

Total liabilities and stockholders’ equity	$188,307,619	$180,871,536

BOTETOURT BANKSHARES, INC.

Statements of Income

For the Six Months ended June 30, 2003 and 2002 (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$4,844,328	$5,020,983
Federal funds sold	32,030	73,231
Investment securities taxable	561,428	510,314
Investment securities exempt from federal income tax	208,251	206,879
Deposits with banks	1,230	1,647

Total interest income	5,647,267	5,813,054

Interest expense
Deposits
Total interest expense	1,956,798	2,348,662

Net interest income	3,690,469	3,464,392

Provision for loan losses	300,000	375,000

Net interest income after provision	3,390,469	3,089,392

Non interest income
Service charges on deposit accounts	210,855	201,993
Other income	357,483	384,830

Total non interest income	568,338	586,823

Non interest expense
Salaries and employee benefits	1,571,348	1,430,714
Occupancy and equipment expense	301,041	297,224
Other expense	822,943	711,456

Total non interest expense	2,695,332	2,439,394

Income before income taxes	1,263,475	1,236,821

Income tax expense	369,464	353,705

Net income	$894,011	$883,116

Basic earnings per share	$0.73	$0.72

Diluted earnings per share	$0.73	$0.72

Basic weighted average shares outstanding	1,230,109	1,228,310

Diluted average shares outstanding	1,230,621	1,228,871

BOTETOURT BANKSHARES, INC.

Statements of Income

For the Three Months ended June 30, 2003 and 2002 (Unaudited)

	Three Months Ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$2,509,818	$2,523,972
Federal funds sold	14,136	36,078
Investment securities taxable	247,862	279,669
Investment securities exempt from federal income tax	105,072	101,435
Deposits with banks	622	825

Total interest income	2,877,510	2,941,979

Interest expense
Deposits
Total interest expense	960,252	1,158,140

Net interest income	1,917,258	1,783,839

Provision for loan losses	150,000	225,000

Net interest income after provision	1,767,258	1,558,839

Non interest income
Service charges on deposit accounts	103,585	104,664
Other income	185,830	175,838

Total non interest income	289,415	280,502

Non interest expense
Salaries and employee benefits	762,217	685,910
Occupancy and equipment expense	144,822	185,786
Other expense	433,210	359,921

Total non interest expense	1,340,249	1,231,617

Income before income taxes	716,424	607,724

Income tax expense	210,501	179,541

Net income	$505,923	$428,183

Basic earnings per share	$0.41	$0.35

Diluted earnings per share	$0.41	$0.35

Basic weighted average shares outstanding	1,230,924	1,228,514

Diluted average shares outstanding	1,231,436	1,229,075

BOTETOURT BANKSHARES, INC.

Statement of Changes in Stockholders’ Equity

For the Six Months ended June 30,2003 (Unaudited) and the Year ended

December 31, 2002 (Audited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
December 31, 2001	1,225,808	$1,225,808	$1,232,129	$11,810,766	$223,899	$14,492,602

Comprehensive income
Net income	—	—	—	1,720,794	—	1,720,794
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $184,053	—	—	—	—	357,280	357,280
Reclassified securities gains realized, net of taxes of $(935)	—	—	—	—	(1,815)	(1,815)

Total comprehensive income						2,076,259
Dividends declared ($0.27 per share)	—	—	—	(331,699)	—	(331,699)
Stock issued	2,706	2,706	49,037	—	—	51,743

December 31, 2002	1,228,514	1,228,514	1,281,166	13,199,861	579,364	16,288,905

Comprehensive income
Net income				894,011		894,011
Net change in unrealized appreciation on investment securities available for sale, netof taxes of $82,886					160,896	160,896

Total comprehensive income						1,054,907

Dividends declared ($0.18 per share)				(221,349)		(221,349)
Stock issued	2,410	2,410	47,024			49,434

June 30, 2003	1,230,924	$1,230,924	$1,328,190	$13,872,523	$740,260	$17,171,897

BOTETOURT BANKSHARES, INC.

Statements of Cash Flows

For the Six Months ended June 30, 2003 and 2002 (Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$894,011	$883,116
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	191,390	199,487
Accretion of discounts on securities	(9,242)	(4,626)
Provision for loan losses	300,000	375,000
Deferred income taxes	(72,944)	(47,928)
Net realized (gains) on sales of assets	(5,454)	(2,599)
Changes in assets and liabilities:
Accrued income	13,115	(80,413)
Other assets	70,085	(57,868)
Accrued interest payable	(110,650)	(120,303)
Other liabilities	64,018	(360,128)

Net cash provided by operating activities	1,334,329	783,738

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits	(35,170)	(4,110)
Net (increase) decrease in federal funds sold	2,020,000	5,304,000
Purchases of investment securities	(13,706,330)	(14,189,370)
Maturities of investment securities	22,485,800	7,042,750
Net increase in loans	(16,519,073)	(3,984,136)
Purchases of properties and equipment, net	(419,577)	(318,074)
Purchase of foreclosed assets	—	(100,100)

Net cash used in investing activities	(6,174,350)	(6,249,040)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(917,388)	1,298,015
Net increase (decrease) in interest-bearing deposits	7,434,225	3,154,866
Common stock issued	49,434	51,744
Dividends paid	(221,349)	(110,566)

Net cash used in financing activities	6,344,922	4,394,059

Net increase in cash & cash equivalents	1,504,901	(1,071,243)

Cash and cash equivalents, beginning	7,880,288	8,507,298

Cash and cash equivalents, ending	$9,385,189	$7,436,055

Supplemental disclosure of cash flow information
Interest paid	$2,067,448	$2,348,662
Income taxes paid	$327,900	$261,144

Supplemental schedule of noncash investing activities
Other real estate acquired in settlement of loans	$—	$—

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc., (the Company) was incorporated as a Virginia corporation on January 17, 1997 and is the holding company for Bank of Botetourt (the Bank). The Bank was acquired by the Company on September 30, 1997.

Bank of Botetourt was founded in 1899 and currently serves Botetourt, Roanoke, and Rockbridge Counties and surrounding areas through seven banking offices. As an FDIC- insured, state-chartered bank, the Bank is subject to regulation by the Commonwealth of Virginia’s Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2002, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

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

Note 2.	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30.

	2003	2002
Balance, beginning	$1,413,997	$1,303,042
Provision charged to expense	300,000	375,000
Recoveries of amounts charged off	30,336	18,302
Amounts charged off	(169,814)	(342,646)

Balance, ending	$1,574,519	$1,353,698

Note 3.	Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2003 and 2002 is as follows:

	2003	2002
Commitments to extend credit	$22,913,330	$21,726,791

Standby letters of credit	$2,563,016	$2,483,515

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

Note 4.    Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the six month periods ended June 30 is as follows:

	June 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income(1)	$894,011	$883,116

Pro forma earnings per common share(1)	$0.73	$0.72

Pro forma earnings per diluted share(1)	$0.73	$0.72

(1) As if the fair value based method prescribed by SFAS No. 123 had been applied.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended June 30, 2003 was $894,011 compared to $883,116 for the same period last year, representing an increase of $10,895 or 1.24%. Total interest income decreased in the first six months of 2003 as compared to the first six months of 2002 due to a decline in interest rates, which was partially offset by an increase in earning assets. Interest expense on deposits also fell as a result of declining interest rates. Net interest income was marginally higher in the quarter ended June 30, 2003 as compared to the same period in 2002.

The provision for credit losses was $150,000 for the quarter ended June 30, 2003 and $225,000 for the quarter ended June 30, 2002. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest expense for the quarter ended June 30, 2003 increased by $108,632, or 8.82% over the same quarter in the previous year due to increase in employee benefit costs, as well as costs associated with additional branching activities which occurred during the period.

Financial Condition

Total assets increased by $4,753,621 for the quarter ended June 30, 2003. Net loans increased by $10,050,129 and deposits increased by $4,407,816. Investment securities decreased by $8,131,141.

Shareholders’ equity totaled $17,171,897 at June 30, 2003 compared to $16,288,905 at December 31, 2002. The $882,992 increase during the period was the result of earnings for the three months combined with an increase in the market value of securities that are classified as available for sale and also capital stock issued from employee and director stock purchase plans offset by dividends paid for the period.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Bank of Botetourt (a wholly owned subsidiary of Botetourt Bankshares, Inc.) exceeds all regulatory capital guidelines and is considered to be well capitalized.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Interest Rate Risk

The principal goals of the Bank’s asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

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

Not applicable

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Botetourt Bankshares, Inc. held its annual shareholders’ meeting on Wednesday, May 21, 2003, at 2:30 p.m. at the Buchanan Theatre on Main Street in Buchanan, VA. The matters voted upon were the election of eight directors and any other business that properly came before the meeting, or any adjournment thereof. A total of 994,948 votes were cast. The vote is summarized as follows.

1.	Director Name	Shares Voted FOR	Shares WITHHELD

	Edgar K. Baker	992,998	1,950
	G. Lyn Hayth, III	994,548	400
	Joyce R. Kessinger	994,948	—
	Gerald A. Marshall	993,984	964
	Tommy L. Moore	994,948	—
	D. Bruce Patterson	994,948	—
	H. Watts Steger, III	994,948	—
	F. Lindsey Stinnett	994,948	—

2.  No other business came before the meeting requiring a vote.

Item 5. Other	Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31	Certification of H. Watts Steger, III, Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32	Certification of H. Watts Steger, III, Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(b)    Reports on 8-K

None.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: August 8, 2003	By:	/s/ H. Watts Steger, III
H. Watts Steger, III Chairman and Chief Financial Officer