Form 10QSB
period 2003-09-30
BOTETOURT BANKSHARES INC
filed 2003-11-10
CIK 1172229

Quarterly Report for Period Ending 09-30-03

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of November 7, 2003 was 1,230,924.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

BOTETOURT BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

BOTETOURT BANKSHARES, INC.

Balance Sheets

September 30, 2003 and December 31, 2002

	(Unaudited) September 30, 2003	(Audited) December 31, 2002
Assets
Cash and due from banks	$12,434,508	$7,880,288
Interest-bearing deposits with banks	246,317	207,207
Federal funds sold	—	11,067,000
Investment securities available for sale	30,419,069	36,437,781
Investment securities held to maturity	2,533,484	3,432,365
Restricted equity securities	370,200	396,000
Loans, net of allowance for loan losses of $1,714,907 at September 30, 2003 and $1,413,997 at December 31, 2002	138,174,989	114,470,334
Property and equipment, net	5,156,757	4,693,865
Accrued income	1,003,059	1,033,862
Foreclosed assets	135,785	70,000
Other assets	1,013,761	1,182,834

Total assets	$191,487,929	$180,871,536

Liabilities and Stockholders Equity
Liabilities
Noninterest-bearing deposits	$24,515,715	$21,822,050
Interest-bearing deposits	142,603,629	142,039,416

Total deposits	167,119,344	163,861,466
Federal funds purchased	6,210,000	—
Accrued interest payable	335,935	486,674
Other liabilities	508,631	234,491

Total liabilities	174,173,910	164,582,631

Commitments and contingencies

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,230,924 issued and outstanding at September 30, 2003 and 1,228,514 issued and outstanding at December 31, 2002	1,230,924	1,228,514
Additional paid-in capital	1,328,190	1,281,166
Retained earnings	14,323,453	13,199,861
Accumulated other comprehensive income (loss)	431,452	579,364

Total stockholders’ equity	17,314,019	16,288,905

Total liabilities and stockholders’ equity	$191,487,929	$180,871,536

BOTETOURT BANKSHARES, INC.

Statements of Income

For the Nine Months ended September 30, 2003 and 2002 (Unaudited)

	Nine Months Ended September 30,
	2003 (Unaudited)	2002 (Unaudited)
Interest income
Loans and fees on loans	$7,480,725	$7,586,897
Federal funds sold	44,649	115,196
Investment securities taxable	770,681	802,516
Investment securities exempt from federal income tax	307,497	301,756
Deposits with banks	1,840	2,479

Total interest income	8,605,392	8,808,844

Interest expense
Deposits	2,864,874	3,496,464
Federal funds purchased	2,247	—

Total interest expense	2,867,121	3,496,464

Net interest income	5,738,271	5,312,380
Provision for loan losses	450,000	600,000

Net interest income after provision	5,288,271	4,712,380

Non interest income
Service charges on deposit accounts	318,496	307,765
Other income	557,926	552,672

Total non interest income	876,422	860,437

Non interest expense
Salaries and employee benefits	2,281,662	2,112,326
Occupancy and equipment expense	462,903	437,600
Other expense	1,343,617	1,164,086

Total non interest expense	4,088,182	3,714,012

Income before income taxes	2,076,511	1,858,805
Income tax expense	608,477	537,327

Net income	$1,468,034	$1,321,478

Basic earnings per share	$1.19	$1.08

Diluted earnings per share	$1.19	$1.08

Basic weighted average shares outstanding	1,230,384	1,228,379

Diluted average shares outstanding	1,230,896	1,228,871

BOTETOURT BANKSHARES, INC.

Statements of Income

For the Three Months ended September 30, 2003 and 2002 (Unaudited)

	Three Months Ended September 30,
	2003 (Unaudited)	2002 (Unaudited)
Interest income
Loans and fees on loans	$2,636,397	$2,565,914
Federal funds sold	12,619	41,965
Investment securities taxable	209,253	292,202
Investment securities exempt from federal income tax	99,246	94,877
Deposits with banks	610	832

Total interest income	2,958,125	2,995,790

Interest expense
Deposits	908,076	1,147,802
Federal funds purchased	2,247	—

Total interest expense	910,323	1,147,802

Net interest income	2,047,802	1,847,988
Provision for loan losses	150,000	225,000

Net interest income after provision	1,897,802	1,622,988

Non interest income
Service charges on deposit accounts	107,641	105,772
Other income	200,443	167,842

Total non interest income	308,084	273,614

Non interest expense
Salaries and employee benefits	710,314	681,612
Occupancy and equipment expense	161,862	140,376
Other expense	520,674	452,630

Total non interest expense	1,392,850	1,274,618

Income before income taxes	813,036	621,984
Income tax expense	239,013	183,622

Net income	$574,023	$438,362

Basic earnings per share	$0.47	$0.36

Diluted earnings per share	$0.47	$0.36

Basic weighted average shares outstanding	1,230,924	1,228,514

Diluted average shares outstanding	1,231,436	1,229,075

BOTETOURT BANKSHARES, INC.

Statement of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2003 (Unaudited) and the Year ended December 31, 2002 (Audited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
December 31, 2001	1,225,808	$1,225,808	$1,232,129	$11,810,766	$223,899	$14,492,602

Comprehensive income
Net income	—	—	—	1,720,794	—	1,720,794
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $184,053	—	—	—	—	357,280	357,280
Reclassified securities gains realized, net of taxes of $(935)	—	—	—	—	(1,815)	(1,815)

Total comprehensive income						2,076,259

Dividends declared ($0.27 per share)	—	—	—	(331,699)	—	(331,699)
Stock issued	2,706	2,706	49,037	—	—	51,743

December 31, 2002	1,228,514	1,228,514	1,281,166	13,199,861	579,364	16,288,905

Comprehensive income
Net income	—	—	—	1,468,034	—	1,468,034
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(76,197)	—	—	—	—	(146,757)	(146,757)
Reclassified securities gains realized, net of taxes of $(595)	—	—	—	—	(1,155)	(1,155)

Total comprehensive income						1,320,122

Dividends declared ($0.28 per share)	—	—	—	(344,442)	—	(344,442)
Stock issued	2,410	2,410	47,024	—	—	49,434

September 30, 2003	1,230,924	$1,230,924	$1,328,190	$14,323,453	$431,452	$17,314,019

BOTETOURT BANKSHARES, INC.

Statements of Cash Flows

For the Nine Months ended September 30, 2003 and 2002 (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$1,468,034	$1,321,478
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	305,210	299,981
Provision for loan losses	450,000	600,000
Deferred income taxes	(123,268)	(58,921)
Net realized (gains) losses on sale of assets	42,266	(2,973)
Net realized (gains) losses on foreclosed properties	20,000	—
Accretion of discount on securities, net of amortization of premiums	(11,124)	(9,590)
Changes in assets and liabilities:
Accrued income	30,803	(124,305)
Other assets	234,333	(94,358)
Accrued interest payable	(150,739)	(91,731)
Other liabilities	350,337	(356,972)

Net cash provided by operating activities	2,615,852	1,482,609

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits	(39,110)	(9,440)
Net (increase) decrease in federal funds sold	11,067,000	1,031,000
Purchases of investment securities	(19,655,392)	(19,469,370)
Maturities of investment securities	26,387,550	11,982,750
Net increase in loans	(24,154,655)	(2,879,189)
Purchases of properties and equipment, net	(754,110)	(720,118)
Purchase of foreclosed assets	(85,785)	(1,360,270)

Net cash used in investing activities	(7,234,502)	(11,424,637)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	2,693,665	2,575,404
Net increase (decrease) in interest-bearing deposits	564,213	8,829,972
Net increase (decrease) in federal funds purchased	6,210,000	—
Common stock issued	49,434	51,744
Dividends paid	(344,442)	(221,133)

Net cash used in financing activities	9,172,870	11,235,987

Net increase in cash & cash equivalents	4,554,220	1,293,959

Cash and cash equivalents, beginning	7,880,288	8,507,298

Cash and cash equivalents, ending	$12,434,508	$9,801,257

Supplemental disclosure of cash flow information
Interest paid	$3,017,860	$3,496,464

Income taxes paid	$590,900	$486,144

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

The consolidated financial statements as of September 30, 2003 and for the periods ended September 30, 2003 and 2002 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2002, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30.

	2003	2002
Balance, beginning	$1,413,997	$1,303,042
Provision charged to expense	450,000	600,000
Recoveries of amounts charged off	137,321	24,026
Amounts charged off	(286,411)	(537,922)

Balance, ending	$1,714,907	$1,389,146

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2003 and 2002 is as follows:

	2003	2002
Commitments to extend credit	$25,048,533	$21,862,750
Standby letters of credit	$2,178,994	$2,522,990

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

Note 4. Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the nine month periods ended September 30 is as follows:

	September 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income(1)	$1,468,034	$1,321,478

Pro forma earnings per common share(1)	$1.19	$1.08

Pro forma earnings per diluted share(1)	$1.19	$1.08

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the nine months ended September 30, 2003 was $1,468,034 compared to $1,321,478 for the same period last year, representing an increase of $146,556 or 11.1%. Total interest income decreased in the first nine months of 2003 as compared to the first nine months of 2002 due to a decline in interest rates, which was partially offset by an increase in earning assets. Interest expense on deposits also fell as a result of declining interest rates. Net interest income was marginally higher in the quarter ended September 30, 2003 as compared to the same period in 2002.

The provision for credit losses was $450,000 for the nine months ended September 30, 2003 and $600,000 for the nine months ended September 30, 2002. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest expense for the nine months ended September 30, 2003 increased by $374,170, or 10.1% over the same period in the previous year due to an increase in employee benefit costs, as well as costs associated with additional branching activities which occurred during the period.

Financial Condition

Total assets increased by $10,616,393 for the nine months ended September 30, 2003. Net loans increased by $23,704,655 and deposits increased by $3,257,878. Investment securities decreased by $6,917,593 and restricted equity securities decreased by $25,800.

Stockholders’ equity totaled $17,314,019 at September 30, 2003 compared to $16,288,905 at December 31, 2002. The $1,025,114 increase during the period was the result of earnings for the nine months combined with an decrease in the market value of securities that are classified as available for sale and also capital stock issued from employee and director stock purchase plans, offset by dividends paid for the period.

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

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certification of H. Watts Steger, III, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of H. Watts Steger, III, Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: November 7, 2003	By:	/s/ H. WATTS STEGER, III

H. Watts Steger, III Chief Executive Officer and Chief Financial Officer