Form 10KSB
period 2003-12-31
BOTETOURT BANKSHARES INC
filed 2004-03-25
CIK 1172229

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

BOTETOURT BANKSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1867438
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19747 Main Street Buchanan, Virginia	24066
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 254-1721

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class to be so Registered	Name of Each Exchange on Which Each Class is to be Registered
none	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

PART I

Item 1. Business

General

Botetourt Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on January 17, 1997 and is the one-bank holding company for and sole shareholder of Bank of Botetourt (the “Bank”). The Bank was acquired by the Company on September 30, 1997. The Company has no significant operations other than owning the stock of the Bank.

The Bank operates for the primary purpose of meeting the banking needs of individuals and small to medium sized businesses in the Bank’s service area, while developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. The Bank’s primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses. The Bank does not provide trust services.

Bank of Botetourt was founded in 1899 and currently operates seven offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s mortgage loan center is located at Sterling Green Business Center in Daleville and the operations center for the Bank is located in Buchanan. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County office is located at 65 East Midland Trail in Lexington, Virginia. A substantial portion of the Company’s market is located in the large Roanoke Valley Metropolitan Statistical Area. This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and a relatively modest governmental employment.

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

The population in the Roanoke MSA was estimated at 237,100 at year-end 2001. The Roanoke MSA’s recent growth has been slower than that in other key Virginia markets, according to the Virginia Employment Commission. The Roanoke MSA had an unemployment rate of 2.9% in December 2003, compared with 3.3% for Virginia and 5.7% nationally.

Over 6,500 businesses operated in the Roanoke MSA recently. The business community in the Roanoke MSA is diverse. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers, although most do not directly affect the Company’s performance, since these employers are not close to the Bank’s current branches. Other large employers include Norfolk Southern Corporation, Wachovia Corporation, The Kroger Co., General Electric Co., and American Electric Power. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include Mohawk Carpet, Botetourt County Schools, Dynax America Corporation, and Gala Industries.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 82.75% of the earning assets of the Bank at December 31, 2003 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President, the Vice President of credit administration, all commercial loan officers, and three outside directors. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2003 the Bank had 26.40% of the loan portfolio in single and multi-family housing, 33.33% in non-farm, non-residential loans, 5.47% in farm related real estate loans and 12.90% in real estate construction loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 12.31% of the portfolio at year-end 2003. Consumer loans make up approximately 8.67% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base. The remaining loan portfolio consists of other loans and leases that make up less than 1.00% of the Bank’s total portfolio.

All loans in the Bank’s portfolio are subject to risk from the state of the economy in the Bank’s area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate, but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not adversely affected by downturns in the economy.

Investments

The Bank invests a portion of its assets in U.S. Treasury and U.S. Government corporation and agency obligations, state, county and municipal obligations, and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loan demand or to offset fluctuations in deposits. The Bank does not engage in any hedging activities. For additional information relating to investments, see “Financial Information.”

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 88.21% of the Bank’s total deposits at December 31, 2003. Certificates of deposit in denominations of $100,000 or more represented the remaining 11.79% of deposits at year end.

Employees

At December 31, 2003, the Company had 73 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, many of the Company’s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Currently, in Botetourt County, the Company competes with five other commercial banks which operate 16 branches in the county. As of June 30, 2003, the Company held 40.66% of the deposits in Botetourt County, which represents the largest market share of all financial institutions in the county. The Company held 11.89% of the market share of Rockbridge County and 3.29% of the market share of Roanoke County.

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

General.

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) including the filing of periodic reports with the SEC. As an Exchange Act reporting company, the Company also is subject to many provisions of the recently enacted Sarbanes-Oxley Act of 2002 (the “SOA”), which is aimed at improving corporate governance and public reporting and company performance. The Company is already taking steps to ensure that it will comply fully with the SOA and any applicable rules and regulations implemented in the future. Parts of the SOA that already are effective include provisions that (i) require that periodic reports containing financial statements that are filed with the SEC be accompanied by Chief Executive Officer and Chief Financial Officer certifications as to their accuracy and compliance with law; (ii) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (iii) force company Chief Executive Officers and Chief Financial Officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (iv) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for deminimis non-audit services; (v) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from retaliatory action; (vi) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations; (vii) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (viii) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the newly created Public Company Accounting Oversight Board (“PCAOB”) authorized by the SOA. While management expects the Company to incur additional expenses in complying with the requirements of the SOA and the regulations adopted by the SEC and the PCAOB, it is anticipated that those expenses will not have a material effect on the Company’s results of operations or financial condition.

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

As a state bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (“Bureau”). The Bank, not a member bank of the Federal Reserve System, is subject to regulation, supervision and examination by the FDIC. Federal and Virginia laws also govern the activities in which the Bank may engage, the investments that it may make and limits the aggregate amount of loans that may be granted to one borrower to 15% of the bank’s capital and surplus. Various consumer and compliance laws and regulations also affect the Bank’s operations.

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

Insurance of Accounts, Assessments and Regulation by the FDIC.

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are also subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under this system, depository institutions are charged anywhere from zero to $0.27 for every $100 in insured domestic deposits, based on such institutions’ capital levels and supervisory subgroup assignment. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. The BIF reached its required 1.25 reserve ratio in 1995, and in response the FDIC reduced deposit insurance assessment rates on BIF-insured deposits to historic low levels. However, due to legislation enacted in 1996 which requires that both Savings Association Insurance Fund (“SAIF”)-insured deposits and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC has imposed additional assessments on BIF-insured deposits.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against such banks. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

Capital.

The FDIC and the Federal Reserve have issued risk-based and leverage capital guidelines applicable to banking organizations that they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “total capital”).

In addition, each of the Federal banking regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% for bank holding companies that are rated a composite “1” and 4% for all other bank holding companies. Bank holding companies are expected to maintain higher than minimum capital ratios if they have supervisory, financial, operational or managerial weaknesses, or if they are anticipating or experiencing significant growth.

The risk-based capital standards of the FDIC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, including an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy. The FDIC and the Federal Reserve also have issued additional capital guidelines for bank holding companies that engage in certain trading activities. At present, these guidelines do not apply to the Company.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the BIF. The FDIC’s claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The Federal Deposit Insurance Act requires that the federal banking agencies establish five capital levels for insured depository institutions - “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” It also requires or permits such agencies to take certain supervisory actions should an insured institution’s capital level fall. For example, an “adequately capitalized” institution is restricted from accepting brokered deposits. An “undercapitalized” or “significantly undercapitalized” institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the Federal banking agencies to deal with undercapitalized institutions.

Federal regulatory authorities also have broad enforcement powers over the Company and the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001 terrorist attacks and other attacks as they may occur and are investigated. The Bank has been requested, and may be requested in the future, to search its records for any relationships or transactions with persons on those lists. In addition, on an ongoing basis, the Office of Foreign Assets Control (“OFAC”), a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze that account, file a suspicious activity report and notify the FBI. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. Virtually all of the revenues of the Company results from dividends paid to the Company by the Bank. Under Virginia law a Virginia chartered bank may not declare a dividend in excess of its undivided profits. In addition, as a Virginia corporation the Bank may not declare a dividend if after the dividend it cannot pay its debts as they become due or its assets would exceed its liabilities. A bank may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized, “as defined in regulations of the FDIC. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if, (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Community Reinvestment

The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Company strives to meet the credit needs of all aspects of its market, consistent with safe and sound banking practices.

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

Office Location & Phone	Year Opened	Square Footage	Owned or Leased
Main Office Buchanan Office 19747 Main Street Buchanan, VA 24066 540-254-1721	1923	6200	Owned

Daleville Office 670 Roanoke Rd Daleville, VA 24083 540-992-4777	1989	3000	Owned

Eagle Rock Office 58 Railroad Ave Eagle Rock, VA 24085 540-884-2265	1993	1600	Owned

Troutville Office 5462 Lee Highway Troutville, VA 24175 540-966-3850	1995	5000	Owned

Operations Center 19800 Main Street Buchanan, VA 24066 540-473-1173	1995	8500	Owned

Bonsack Office 3801 Challenger Ave Roanoke, VA 24012 540-777-2265	1997	1850	Owned

Lexington Office 65 East Midland Trail Lexington, VA 24450 540-463-7224	2003	7600	Owned

Peters Creek Office 3130 Peters Creek Rd Roanoke, VA 24019 540-777-2010	2001	1650	Owned

Mortgage Center 656 Roanoke Rd Daleville, VA 24083 540-992-5626	2001	1200	Leased

Management anticipates opening a bank-owned facility at 5905 North Lee Highway in Fairfield, Virginia during first quarter 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Company’s shareholders during the fourth quarter of 2003.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2003 to December 31, 2003, the selling price of shares of Common Stock ranged from $21.00 to $23.00. There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

	High	Low
2002:
1st Quarter	25.50	21.00
2nd Quarter	25.00	23.00
3rd Quarter	25.00	22.80
4th Quarter	23.00	22.80

2003
1st Quarter	23.00	21.00
2nd Quarter	23.00	23.00
3rd Quarter	23.00	22.00
4th Quarter	23.00	22.00

Dividends Declared

2002:

April	0.09
July	0.09
October	0.09

2003:

January	0.09
April	0.09
July	0.10
October	0.10

As of March 15, 2004, there were approximately 680 record holders of Common Stock.

The Company is a legal entity separate and distinct from its subsidiary, and its revenues depend primarily on the payment of dividends from the Bank. The Bank is subject to certain legal restrictions on the amount of dividends it is permitted to pay to the Company. In addition, the final determination of the timing, amount and payment of dividends on shares of the Company’s Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.

Item 6. Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Botetourt Bankshares, Inc.’s financial condition and its results of operations. The following discussion should be read in conjunction with the Corporation’s consolidated financial statements.

Botetourt Bankshares, Inc., the parent company of Bank of Botetourt, currently operates seven offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s mortgage loan center is located at Sterling Green Business Center in Daleville and the operations center for the Bank is located in Buchanan. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County office is located at 65 East Midland Trail in Lexington, Virginia.

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

Earnings increased by 11.9% in 2003 to $1.926 million compared to $1.721 million for 2002 and $1.807 million in 2001. Return on average assets amounted to 1.03% in 2003, 0.98% in 2002, and 1.15% in 2001. During 2003, 2002 and 2001, revenues from the Bank of Botetourt represented over 95% of Botetourt Bankshares, Inc.’s total revenues. All of these ratios compare favorably to members of our peer group.

Average equity to average assets shows the Bank with a strong capital position with a ratio of 9.14%. Our capital position continues to be in line with our peer group’s average.

The total assets of Botetourt Bankshares, Inc. grew to $196.0 million from $180.9 million, an 8.35% increase, continuing our strategy to grow the Company.

On July 20, 2002, the Sarbanes-Oxley Act was signed to increase the reliability of financial statements issued by public companies. The Act increases the number of independent parties responsible for the issuance of the financial statements and increases the independence of those already involved in the financial statement process. At December 31, 2003, the Company was in compliance with the Act.

The Botetourt County and northern Roanoke Valley market has shown signs of continued growth in the past year. The banking market also has experienced additional consolidation. Loan rates continue at historical lows, which compress the spread between what the Bank pays for deposits and what the Bank can charge for loans. As in the past, the Bank stresses superior customer service as a means of offsetting any competitive disadvantage it may have due to size, market concentration and low spread due to low loan rates. Management plans to continue increasing market share by expanding to contiguous markets using earnings from operations to fund the Company’s growth. Currently, management of Botetourt Bankshares, Inc. has no plans to raise capital for its expansion through external sources.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

The Company’s allowance for loan losses has three basic components: (i) the formula allowance, (ii) the specific allowance, and (iii) the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Table 1. Net Interest Income and Average Balances (thousands)

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Deposit in other banks	$232	$2	0.87%	$200	$3	1.50%	$180	$8	4.44%
Taxable investment securities	25,530	977	3.83%	23,071	1,098	4.76%	13,309	727	5.46%
Nontaxable investment securities	9,010	405	4.50%	8,386	377	4.50%	8,542	433	5.06%
Federal funds sold	4,088	45	1.10%	10,136	159	1.57%	9,964	341	3.42%
Loans, net	129,681	10,023	7.73%	117,856	10,051	8.53%	114,624	11,049	9.64%

Total interest-earning assets	168,541	11,452		159,649	11,688		146,619	12,558

Yield on average interest-earning assets			6.80%			7.32%			8.57%

Noninterest-earning assets:
Cash and due from banks	9,654			7,260			5,091
Premises and equipment	4,955			4,155			3,257
Interest receivable and other	3,259			3,601			2,183

Total noninterest-earning assets	17,868			15,016			10,531

Total assets	$186,409			$174,665			$157,150

Interest-bearing liabilities:
Demand deposits	$18,056	23	0.13%	$17,121	47	0.27%	$14,590	199	1.36%
Savings and money markets	33,709	266	0.79%	29,230	487	1.67%	22,316	643	2.88%
Time deposits	93,737	3,384	3.61%	92,152	4,063	4.41%	88,787	5,081	5.72%
Other borrowings	888	13	1.47%	—	—	—%	—	—	—%

Total interest-bearing liabilities	146,390	3,686		138,503	4,597		125,693	5,923

Cost on average interest-bearing liabilities			2.52%			3.32%			4.71%

Noninterest-bearing liabilities
Demand deposits	22,014			19,595			16,175
Interest payable and other	964			927			1,065

Total noninterest-bearing liabilities	22,978			20,522			17,240

Total liabilities	169,368			159,025			142,933

Stockholders’ equity	17,041			15,640			14,217

Total liabilities and stockholders’ equity	$186,409			$174,665			$157,150

Net interest income		$7,766			$7,091			$6,635

Net yield on interest-earning assets			4.61%			4.44%			4.53%

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

Net interest income increased in 2003 to $7.8 million compared to $7.1 million in 2002 and $6.6 million in 2001. Competition for deposits and loans continue to be a major factor in net margins as does predatory pricing and competition from unregulated organizations. The net interest margin for 2003 increased by 17 basis points to 4.61% compared to 4.44% for 2002 and 4.53% for 2001. The effects of changes in volumes and rates on net interest income in 2003 compared to 2002, and 2002 compared to 2001 are shown in Table 2.

Interest income for 2003 decreased by $200,000 to $11.5 million from $11.7 million in 2002. Interest income in 2001 totaled $12.6 million. The decrease in interest income in 2003 from 2002 was the result of lower interest rates. The decrease in interest income in 2002 from 2001 was also the result of lower interest rates.

Interest expense decreased by $900,000 in 2003 to $3.7 million from $4.6 million in 2002 and $5.9 million in 2001. The decrease in 2003 from 2002 was due primarily to lower rates paid on deposits. Interest expense decreased by $1.3 million in 2002 from 2001 which also was a result of lower rates paid on deposits. Interest paid on time deposits, which make up the largest portion of interest-bearing deposits, decreased $700,000, or 16.7%, from 2002 to 2003. This decrease is due primarily to lower rates in the market place. The average rate paid on time deposits decreased 80 basis points to 3.61% in 2003 from 4.41% in 2002 and 5.72% in 2001.

Table 2. Rate/Volume Variance Analysis (thousands)

	2003 Compared to 2002			2002 Compared to 2001
	Interest Income/ Expense Variance	Variance Attributed To		Interest Income/ Expense Variance	Variance Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets:
Deposits in other banks	$(1)	$(1)	$—	$(5)	$(6)	$1
Taxable investment securities	(121)	(230)	109	371	(79)	450
Nontaxable investment securities	28	—	28	(56)	(48)	(8)
Federal funds sold	(114)	(39)	(75)	(182)	(187)	5
Loans	(28)	(990)	962	(998)	(1,321)	323

Total	(236)	(1,260)	1,024	(870)	(1,641)	771

Interest-bearing liabilities:
Demand deposits	(24)	(26)	2	(152)	(195)	43
Savings deposits	(221)	(286)	65	(156)	(585)	429
Time deposits	(679)	(745)	66	(1,018)	(1,218)	200
Other borrowings	13	—	13	—	—	—

Total	(911)	(1,057)	146	(1,326)	(1,998)	672

Net interest income	$675	$(203)	$878	$456	$357	$99

Provision for Loan Losses

The allowance for loan losses is established to provide for probable losses in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.

The Bank has experienced loan growth in the past three years that exceeds its historic rate of growth. The combination of growth in new markets, declining local economic conditions and experience with specific credits and classes of credits (discussed below) has created the need for an increase in the loan loss provision in order to maintain the reserve at an adequate level. Bank management has implemented a comprehensive loan review program which utilizes four methods in the determination of the Bank’s loan loss reserve. These calculation methods include an analysis of the Bank’s historical loan losses, a benchmark comparison to peer group banks, an analysis of non-performing loans coverage and an analysis of the Bank’s watch list data, based upon both a formula method and a case-by-case method. While the Bank experienced above-average loan growth in 2003, asset quality significantly improved during the year, as evidenced by a decrease in past due and non-performing loans. Non-performing assets as year-end 2003 were 0.85% of loans outstanding as compared to 1.73% at year-end 2002. The loan growth experienced by the Bank during the past three years has resulted in above-average provisions to the loan loss reserve during this period in order to assure the adequacy of the reserve.

Reallocation of the allowance among different segments of the portfolio, notably an increase in the allocation of commercial loans, has been influenced by an increase in the growth rate for loans in this category, relative to the other categories.

In 2003, management decreased the provision for loan losses reserve to $625,000 from $975,000 in 2002. The provision for loan losses was $550,000 in 2001. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2003 was 1.17% as compared to 1.22% in 2002 and 1.10% in 2001.

Additional information is contained in Tables 12, 13 and 14, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services. Noninterest income totaled $1.149 million in 2003, a decrease of $132,000 from the $1.281 million recorded in 2002. Noninterest income in 2001 totaled $829,000. Noninterest income includes fees charged for services such as safe deposit box rental fees, letters of credit fees, and gains realized on the sale of fixed assets. The primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Sources of Noninterest Income (thousands)

	2003	2002	2001
Service charges on deposit accounts	$622	$589	$424
Other service charges and fees	181	215	187
Title insurance commissions	176	171	67
Safe deposit box rent	20	18	17
Gain on the sale of securities	2	3	6
Gain on sale of foreclosed assets	—	70	—
Other income	148	215	128

Total noninterest income	$1,149	$1,281	$829

Other Expense

Noninterest expense for 2003 increased by $620,000 or 12.5% to $5.6 million. Noninterest expense in 2002 was $4.9 million and $4.4 million in 2001 (see Table 4). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 62.5% in 2003, 59.1% in 2002 and 58.6% in 2001.

The opening of new branches in Lexington and Roanoke have resulted in higher personnel, occupancy, and furniture and equipment expenses. Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Sources on Noninterest Expense (thousands)

	2003	2002	2001
Salaries & wages	$2,344	$2,197	$1,952
Employee benefits	774	608	454

Total personnel expense	3,118	2,805	2,406

Occupancy expense	291	260	228
Furniture & equipment	429	390	340
Printing & supplies	111	103	124
FDIC deposit insurance	26	26	25
Professional services	95	132	75
Postage	84	75	73
Telephone	116	114	121
Courier fees	36	37	34
Education & seminars	34	35	45
Travel expense	25	26	23
Director fees and expense	62	54	51
Advertising and public relations	141	123	143
Insurance expense	25	23	33
Capital stock tax	107	101	92
Outside services	168	144	126
Foreclosed assets, net	62	—	2
Other operating expense	639	501	431

Total noninterest expense	$5,569	$4,949	$4,372

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

Income tax expense (substantially all Federal) was $794,027 in 2003, $727,861 in 2002 and $735,436 for 2001 representing 29.2%, 29.7% and 28.9% of income before income taxes, respectively. Tax expense increased $66,166 or 9.1% from 2002 to 2003.

The Bank’s deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

At December 31, 2003, the Company had a net deferred income tax liability of approximately $183,000 compared to a net deferred income tax liability of $93,000 at December 31, 2002 which were included in other liabilities. Approximately $278,000 of the total deferred tax liability at December 31, 2003 is applicable to unrealized appreciation on investment securities available for sale.

Earning Assets

Average earning assets increased $8.9 million from the 2002 average of $159.6 million. Total average earning assets represented 90.4% of total average assets in 2003 compared to 91.4% in 2002. The percentage mix of average earning assets changed in 2003 with an increase in average loans and a decrease in federal funds sold and a slight increase in investment securities. Average federal funds sold accounted for 2.2% of total average assets compared to 5.8% in 2002. Average federal funds sold decreased in 2003 to provide funding for loan growth. Average interest bearing bank balances accounted for 0.1% of total average assets compared to 0.1% in 2002. Average loans accounted for 69.6% of total average assets in 2003 compared to 67.5% in 2002. For 2001, average net loans represented 72.9% of average assets. A summary of average assets for the past three years is shown in Table 5.

Table 5. Average Asset Mix (thousands)

	2003		2002		2001
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$129,681	69.6	$117,856	67.5	$114,624	72.9
Investment securities	34,540	18.5	31,457	18.0	21,851	13.9
Federal funds sold	4,088	2.2	10,136	5.8	9,964	6.4
Deposits in other banks	232	0.1	200	0.1	180	0.1

Total earning assets	168,541	90.4	159,649	91.4	146,619	93.3

Nonearning assets:
Cash and due from banks	9,654	5.2	7,260	4.1	5,091	3.2
Premises and equipment	4,955	2.7	4,155	2.4	3,257	2.1
Other assets	3,259	1.7	3,601	2.1	2,183	1.4

Total nonearning assets	17,868	9.6	15,016	8.6	10,531	6.7

Total assets	$186,409	100.0	$174,665	100.0	$157,150	100.0

Loans

Average net loans totaled $129.7 million during 2003, an increase of $11.8 million or 10.0% more than 2002. A significant portion of the loan portfolio, $114.1 million or 78.1%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 26.4% of total loans at the end of 2003 while nonfarm/nonresidential properties make up 33.3%.

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low- and moderate-income areas. The market area is generally defined to be all or portions of the Botetourt, Roanoke and Rockbridge counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Predatory pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type at year-end 2003 and 2002, and the maturity distribution of variable and fixed rate loans as of year-end 2003 are presented in Table 6 and Table 7, respectively.

Table 6. Loan Portfolio Summary (thousands)

	December 31, 2003		December 31, 2002
	Amount	%	Amount	%
Commercial, financial and agricultural	$74,649	51.1	$54,681	47.2
Real estate, construction	18,834	12.9	15,352	13.2
Real estate, mortgage	38,560	26.4	32,015	27.7
Installment loans to individuals, other	13,960	9.5	13,710	11.8
Leases	74	0.1	126	0.1

Total	$146,077	100.0	$115,884	100.0

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 7.73% in 2003 compared to an average yield of 8.53% in 2002.

Table 7. Maturity Schedule of Loans (thousands)

	2003
	Other Real Estate	Commercial Finanical and Agricultural	Construction and Development	Others	Total
					Amount	%
Fixed rate loans:
Three months or less	$717	$765	$2,306	$2,012	$5,800	4.0%
Over three months to twelve months	1,873	1,036	2,126	1,159	6,194	4.2%
Over twelve months to three years	1,372	2,578	526	4,071	8,547	5.9%
Over three years to five years	2,249	2,385	212	4,379	9,225	6.3%
Over five years to fifteen years	9,500	258	301	291	10,350	7.1%
Over fifteen years	1,457	—	24	—	1,481	1.0%

Total fixed rate loans	17,168	7,022	5,495	11,912	41,597	28.5%

Variable rate loans:
Three months or less	18,245	9,500	11,401	1,173	40,319	27.6%
Over three months to twelve months	7,515	348	253	99	8,215	5.6%
Over twelve months to three years	14,601	561	525	—	15,687	10.7%
Over three years to five years	36,985	547	1,160	850	39,542	27.1%
Over five years to fifteen years	717	—	—	—	717	0.5%
Over fifteen years	—	—	—	—	—	—

Total variable rate loans	78,063	10,956	13,339	2,122	104,480	71.5%

Total loans:
Three months or less	18,962	10,265	13,707	3,185	46,119	31.6%
Over three months to twelve months	9,388	1,384	2,379	1,258	14,409	9.8%
Over twelve months to three years	15,973	3,139	1,051	4,071	24,234	16.6%
Over three years to five years	39,234	2,932	1,372	5,229	48,767	33.4%
Over five years to fifteen years	10,217	258	301	291	11,067	7.6%
Over fifteen years	1,457	—	24	—	1,481	1.0%

Total loans	$95,231	$17,978	$18,834	$14,034	$146,077	100.0%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agencies, and State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2003 by major types of investments and maturity ranges.

At December 31, 2003, the market value of the investment portfolio was $30.3 million, representing a $889,000 unrealized appreciation above amortized cost. This compared to a market value of $40.4 million and a $986,000 unrealized appreciation above amortized cost a year earlier.

Table 8. Investment Securities (thousands)

December 31, 2003

	Amortized Cost Due				Total	Market Value
	In One Year or Less	After One Through Five Yrs.	After Five Through Ten Years	After Ten Years
Investment securities:
US Government Agencies and Mortgage Backed Securities	$1,999	$15,685	$2,000	$—	$19,684	$19,749
State and political subs.	476	2,237	6,069	299	9,081	9,498
Other	—	250	—	—	250	657

Total	$2,475	$18,172	$8,069	$299	$29,015	$29,904

Weighted average yields:
U.S. Government agencies and Mortgage Backed Securities	3.63%	3.79%	3.63%	—%
States and political subs.	7.15%	6.62%	5.79%	5.15%
Other	—%	6.00%	—%	—%

Consolidated	4.31%	4.16%	5.26%	5.15%	4.48%

December 31, 2002

	Book Value	Market Value
Investment securities:
U.S. Government agencies and Mortgage Backed Securities	$29,575	$29,946
States and political subdivisions	9,167	9,475
Other	250	557

Total	$38,992	$39,978

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Bank’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank’s management must continuously monitor market pricing, competitor’s rates, and internal interest rate spreads to maintain the Bank’s growth and profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Bank.

Average total deposits for the year ended December 31, 2003 amounted to $167.5 million which was an increase of $9.4 million, or 6.0% over 2002. The percentage of the Bank’s average deposits that are interest-bearing decreased to 86.9% in 2003 from 87.6% in 2002. Average demand deposits which earn no interest increased to $22.0 million in 2003 from $19.6 million in 2002 and $16.2 million in 2001. Average deposits for the past three years are summarized in Table 9.

Table 9. Deposit Mix (thousands)

	2003		2002		2001
	Average Balance	%	Average Balance	%	Average Balance	%
Interest-bearing deposits:
NOW accounts	$18,056	10.8	$17,121	10.8	$14,590	10.3
Money Market	9,491	5.7	9,145	5.8	8,987	6.3
Savings	24,218	14.4	20,085	12.7	13,329	9.4
Small denomination certificates	73,503	43.9	73,095	46.2	70,727	49.9
Large denomination certificates	20,234	12.1	19,057	12.1	18,060	12.7

Total interest-bearing deposits	145,502	86.9	138,503	87.6	125,693	88.6
Noninteresting-bearing deposits	22,014	13.1	19,595	12.4	16,175	11.4

Total deposits	$167,516	100.0	$158,098	100.0	$141,868	100.0

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $1.2 million or 6.2%, in 2003. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2003.

Table 10. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2003:

Remaining maturity of three months or less	$2,796
Remaining maturity over three through twelve month	6,974
Remaining maturity over twelve months	10,669

Total time deposits of $100,000 or more	$20,439

Capital Adequacy

Stockholders’ equity was $17.8 million at December 31, 2003, a 9.0% increase over the 2002 year-end total of $16.3 million. The increase was primarily a result of earnings partially offset by dividends and a decrease in the market value of available for sale securities. Average stockholders’ equity as a percentage of average total assets amounted to 9.14% in 2003 and 8.96% in 2002.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8%. As of December 31, 2003 the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 11.5% and 10.7%, respectively, and ratios of total capital to risk-weighted assets of 12.7% and 11.9%, respectively. These ratios continue to be equal to or above most of our peer group.

Table 11. Year-End Risk-Based Capital (thousands)

	2003		2002
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier I capital	$17,140	$15,941	$15,614	$14,425
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,689	1,689	1,414	1,414

Total regulatory capital	$18,829	$17,630	$17,028	$15,839

Total risk-weighted assets	$148,877	$148,667	$124,624	$124,419

Tier I as a percent of risk-weighted assets	11.5%	10.7%	12.5%	11.6%
Total regulatory capital as a percent of risk-weighted assets	12.7%	11.9%	13.7%	12.7%
Leverage ratio*	8.9%	8.4%	8.6%	8.0%

*	Tier I capital divided by average total assets for the quarter ended December 31.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2003, the Company and the Bank had ratios of year-end Tier I capital to average total assets for the fourth quarter of 2003 of 8.9% and 8.4%, respectively. Table 11 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2003 and 2002. All capital ratio levels indicate that the Company and the Bank are well capitalized.

At December 31, 2003 the Company had 1,230,924 shares of common stock outstanding which were held by approximately 650 shareholders of record.

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

The Bank shall not accrue interest, amortize deferred net loan fees or costs, or accrete discount on any asset (1) which is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) for which payment in full of principal or interest is not expected, or (3) upon which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection. An asset is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. An asset is “in the process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgement enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal actions which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

For purposes of applying the third test for non-accrual status listed above, the date on which an asset reaches non-accrual status is determined by its contractual terms. If the principal or interest on an asset becomes due and unpaid for 90 days or more on a date that falls between report dates, the asset should be placed in non-accrual status as of the date it becomes 90 days past due and it should remain in non-accrual status until it meets the criteria for restoration to accrual status.

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

Nonperforming assets at December 31, 2003 and 2002 are analyzed in Table 12.

Table 12. Nonperforming Assets

	2003	2002
Non-accrual loans	$219,000	$771,000
Loans past due 90 days or more	876,000	1,161,000
Foreclosed properties	136,000	70,000

	$1,231,000	$2,002,000

Interest income, original terms
Non-accrual loans	$25,150	$83,231
Loans past due 90 days or more	83,997	102,350
Troubled debt restructurings	—	—

	$109,147	$185,581

Interest income, recognized
Non-accrual loans	$1,112	$9,034
Loans past due 90 days or more	44,823	58,539
Troubled debt restructurings	—	—

Total	$45,935	$67,573

Nonperforming assets at year-end 2003 were 0.85% of loans outstanding and 1.73% at year-end 2002.

The allowance for loan losses is maintained at a level management believes to be adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Table 13. Loan Losses

	2003	2002	2001
Allowance for loan losses, beginning	$1,413,997	$1,303,042	$1,083,955
Provision for loan losses, added	625,000	975,000	550,000

Loans charged off
Commercial, financial and agricultural	(283,628)	(509,480)	(128,835)
Real estate, construction	—	(50,029)	—
Real estate, mortgage	(11,023)	(63,698)	—
Installment loans to individuals	(331,700)	(269,980)	(223,574)

	(626,351)	(893,187)	(352,409)

Recoveries of loans previously charged off
Commercial, financial and agricultural	192,258	4,952	5,119
Real estate, construction	—	—	—
Real estate, mortgage	24,282	91	—
Installment loans to individuals	59,626	24,099	16,377

	276,166	29,142	21,496

Net charge-offs	(350,185)	(864,045)	(330,913)

Allowance for loan losses, ending	$1,688,812	$1,413,997	$1,303,042

Net loan charge-offs as a percentage of average loans were 0.27% in 2003. Net loan charge-offs as a percentage of average loans were 0.73% in 2002 and net loan charge-offs as a percentage of average loans were 0.29% in 2001. Gross charge-offs during 2003 totaled $626,351. Recoveries during 2003 totaled $276,166.

The loan portfolio also included loans to various borrowers (watch loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some of these loans being uncollectible. Management monitors these loans carefully and has provided for these loans to the extent deemed necessary in the allowance for loan losses.

The allowance for loan losses was approximately $1.689 million, or 1.16% of gross loans outstanding at December 31, 2003, an increase of $275,000 above the reserve at December 31, 2002. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 2003.

The allocation of the reserve for loan losses is detailed in Table 14 below:

Table 14. Allocation of the Reserve for Loan Losses

	2003		2002		2001
Balance at end of period applicable to	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]
Commercial, financial and agricultural	$859	51.1%	$652	47.2%	$878	42.3%
Real estate, construction	135	12.9%	148	13.2%	165	16.0%
Real estate, mortgage	458	26.4%	324	27.7%	120	29.3%
Installment loans to individuals, other	236	9.5%	290	11.8%	140	12.2%
Leases	1	0.1%	—	0.1%	—	0.2%

Total	$1,689	100.0%	$1,414	100.0%	$1,303	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

Liquidity and Interest Rate Sensitivity

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management.

Table 15. Interest Rate Sensitivity (thousands)

	December 31, 2003 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earnings assets:
Loans	$47,769	$21,725	$62,815	$13,768	$146,077
Investments	1,100	1,375	18,355	8,609	29,439
Interest-bearing deposits with banks	249	—	—	—	249
Federal funds sold	—	—	—	—	—

Total	$49,118	$23,100	$81,170	$22,377	$175,765

Interest-bearing deposits:
NOW accounts	$4,765	$—	$14,294	$—	$19,059
Money market	2,979	—	8,939	—	11,918
Savings	12,491	—	12,490	—	24,981
Certificates of deposit	13,899	28,422	50,751	—	93,072
Federal funds purchased	3,971	—	—	—	3,971

Total	$38,105	$28,422	$86,474	$—	$153,001

Interest sensitivity gap	$11,013	$(5,322)	$(5,304)	$22,377	$22,764
Cumulative interest sensitivity gap	$11,013	$5,691	$387	$22,764	$22,764
Ratio of sensitivity gap to total earning assets	6.27%	(3.03)%	(3.02)%	12.73%	12.95%
Cumulative ratio of sensitivity gap to total earning assets	6.27%	3.24%	0.22%	12.95%	12.95%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2003. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2003, the Bank appeared to be asset-sensitive with earning assets exceeding interest-bearing liabilities subject to changes in interest rates, for the first twelve months. Included in the interest-bearing liabilities subject to interest rate changes within three months are NOW accounts and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits. The Bank appears to be liability-sensitive in the four to twelve month time horizon and in the thirteen to sixty month time horizon.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, netinterest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 16. Key Financial Ratios

	2003	2002	2001
Return on average assets	1.03%	0.98%	1.15%
Return on average equity	11.30%	11.01%	13.12%
Average equity to average assets	9.14%	8.96%	8.82%

Item 7. Financial Statements

Independent Auditor’s Report

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Larrowe & Company, PLC

Galax, Virginia

January 16, 2004

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$13,002,989	$7,880,288
Interest-bearing deposits with banks	249,475	207,207
Federal funds sold	—	11,067,000
Investment securities available for sale	27,399,431	36,437,781
Investment securities held to maturity	2,433,891	3,432,365
Restricted equity securities	370,200	396,000
Loans, net of allowance for loan losses of $1,688,812 in 2003 and $1,413,997 in 2002	144,387,731	114,470,334
Property and equipment, net	5,428,561	4,693,865
Accrued income	989,642	1,033,862
Foreclosed assets	135,785	70,000
Other assets	1,567,567	1,182,834

Total assets	$195,965,272	$180,871,536

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$24,372,998	$21,822,050
Interest-bearing deposits	149,029,870	142,039,416

Total deposits	173,402,868	163,861,466

Federal funds purchased	3,971,000	—
Accrued interest payable	368,819	486,674
Other liabilities	464,725	234,491

Total liabilities	178,207,412	164,582,631

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,230,924 and 1,228,514 shares issued and outstanding in 2003 and 2002, respectively	1,230,924	1,228,514
Additional paid-in capital	1,328,190	1,281,166
Retained earnings	14,658,543	13,199,861
Accumulated other comprehensive income (loss)	540,203	579,364

Total stockholders’ equity	17,757,860	16,288,905

Total liabilities and stockholders’ equity	$195,965,272	$180,871,536

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income
Loans and fees on loans	$10,022,700	$10,050,841	$11,048,567
Federal funds sold	44,976	158,893	341,233
Investment securities:
Taxable	976,549	1,098,130	727,769
Exempt from federal income tax	404,982	376,577	433,188
Deposits with banks	2,406	3,274	7,496

Total interest income	11,451,613	11,687,715	12,558,253

Interest expense
Deposits	3,673,333	4,596,742	5,922,957
Federal funds purchased	12,475	—	—

Total interest expense	3,685,808	4,596,742	5,922,957

Net interest income	7,765,805	7,090,973	6,635,296

Provision for loan losses	625,000	975,000	550,000

Net interest income after provision for loan losses	7,140,805	6,115,973	6,085,296

Noninterest income
Service charges on deposit accounts	622,215	588,647	423,717
Other service charges and fees	180,746	215,353	187,251
Commissions on title services	176,166	171,695	67,450
Net realized gains (losses) on sales of securities	1,750	2,750	6,000
Net gain on sale of foreclosed assets	—	69,740	—
Other income	167,766	233,068	144,700

Total noninterest income	1,148,643	1,281,253	829,118

Noninterest expense
Salaries and employee benefits	3,118,394	2,804,671	2,405,825
Occupancy	291,308	260,240	228,451
Equipment	428,727	390,034	339,546
Foreclosed assets, net	62,317	—	2,462
Advertising and public relations	141,228	122,607	142,697
Outside services	168,776	143,521	125,640
Other general and administrative	1,358,455	1,227,498	1,127,297

Total noninterest expense	5,569,205	4,948,571	4,371,918

Income before income taxes	2,720,243	2,448,655	2,542,496

Income tax expense	794,027	727,861	735,436

Net income	$1,926,216	$1,720,794	$1,807,060

Basic earnings per share	$1.57	$1.40	$1.47

Diluted earnings per share	$1.56	$1.40	$1.47

Basic weighted average shares outstanding	1,230,520	1,228,413	1,225,799

Diluted weighted average shares outstanding	1,230,880	1,228,965	1,226,377

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2000	1,223,149	$1,223,149	$1,190,621	$10,444,997	$188,624	$13,047,391

Net income	—	—	—	1,807,060	—	1,807,060
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $20,212	—	—	—	—	39,235	39,235
Reclassified securities gains realized, net of taxes of $(2,040)	—	—	—	—	(3,960)	(3,960)

Total comprehensive income						1,842,335

Dividends declared ($.36 per share)	—	—	—	(441,291)	—	(441,291)
Stock issued	2,659	2,659	41,508	—	—	44,167

Balance, December 31, 2001	1,225,808	1,225,808	1,232,129	11,810,766	223,899	14,492,602

Net income	—	—	—	1,720,794	—	1,720,794
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $184,053	—	—	—	—	357,280	357,280
Reclassified securities gains realized, net of taxes of $(935)	—	—	—	—	(1,815)	(1,815)

Total comprehensive income						2,076,259

Dividends declared ($.27 per share)	—	—	—	(331,699)	—	(331,699)
Stock issued	2,706	2,706	49,037	—	—	51,743

Balance, December 31, 2002	1,228,514	1,228,514	1,281,166	13,199,861	579,364	16,288,905

Net income	—	—	—	1,926,216	—	1,926,216
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(19,579)	—	—	—	—	(38,006)	(38,006)
Reclassified securities gains realized, net of taxes of $(595)	—	—	—	—	(1,155)	(1,155)

Total comprehensive income						1,887,055

Dividends declared ($.38 per share)	—	—	—	(467,534)	—	(467,534)
Stock issued	2,410	2,410	47,024	—	—	49,434

Balance, December 31, 2003	1,230,924	$1,230,924	$1,328,190	$14,658,543	$540,203	$17,757,860

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net income	$1,926,216	$1,720,794	$1,807,060
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	444,496	405,755	362,722
Provision for loan losses	625,000	975,000	550,000
Deferred income taxes	(110,530)	11,250	(54,206)
Net realized (gains) losses on sales of assets	68,931	(64,230)	(6,000)
Accretion of discount on securities, net of amortization of premiums	(13,074)	(10,766)	(1,625)
Changes in assets and liabilities:
Accrued income	44,220	8,524	91,506
Other assets	(374,132)	(36,102)	(105,805)
Accrued interest payable	(117,855)	(75,140)	(65,231)
Other liabilities	265,864	(363,452)	71,847

Net cash provided by operating activities	2,759,136	2,571,633	2,650,268

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(42,268)	(14,769)	(31,445)
Net (increase) decrease in federal funds sold	11,067,000	1,193,000	(9,872,000)
Purchases of investment securities	(20,819,437)	(33,550,469)	(18,163,016)
Maturities of investment securities	30,837,550	19,127,750	15,816,000
Net (increase) decrease in loans	(30,780,182)	1,418,233	(9,682,492)
Purchases of property and equipment, net	(1,129,944)	(1,198,295)	(1,576,156)
Proceeds from sales of foreclosed real estate	152,000	11,022	—

Net cash used in investing activities	(10,715,281)	(13,013,528)	(23,509,109)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	2,550,948	3,146,229	2,624,588
Net increase in interest-bearing deposits	6,990,454	7,181,815	21,957,158
Net increase (decrease) in federal funds purchased	3,971,000	—	—
Common stock issued	33,978	39,185	29,851
Dividends paid	(467,534)	(552,344)	(440,813)

Net cash provided by financing activities	13,078,846	9,814,885	24,170,784

Net increase (decrease) in cash and cash equivalents	5,122,701	(627,010)	3,311,943

Cash and due from banks, beginning	7,880,288	8,507,298	5,195,355

Cash and due from banks, ending	$13,002,989	$7,880,288	$8,507,298

Supplemental disclosure of cash flow information
Interest paid	$3,803,663	$4,671,882	$5,988,188

Taxes paid	$908,900	$683,364	$833,758

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$237,785	$1,360,270	$—

Common stock issued as payment of directors fees	$—	$15,456	$12,558

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

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

Critical Accounting Policies

The notes to the Company’s audited consolidated financial statements contain a summary of significant accounting policies. Management believes the policies with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity. Management must make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and Board of Directors.

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

Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the manufacturing and agricultural segments.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for loan and foreclosed real estate losses. Such agencies may require additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.”

Interest-bearing Deposits with Banks

Interest-bearing deposits with banks are carried at cost.

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

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost, that are other than temporary, are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their outstanding principal amount adjusted for charge-offs and the allowance for loan losses. Loan origination fees and costs are not capitalized and recognized as an adjustment to the yield on the related loan as management does not consider such deferrals to be material to the Company’s financial position or results of operations.

Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Loans Receivable, continued

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Intangible Assets

Intangible assets consist of computer software and a purchase premium which are being amortized over three and fifteen years, respectively, using the straight-line method. At December 31, 2003 and 2002, accumulated amortization was $409,519 and $384,159, respectively. Related amortization expense was $57,612, $65,730 and $60,412 for the three-year period ended December 31, 2003. Intangible assets were classified as other assets on the balance sheet.

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

Advertising and Public Relations Expense

The Company expenses advertising and public relations costs as they are incurred.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and stock dividends.

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

Comprehensive Income

Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investments by, and distributions to, stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense.

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. There were no derivatives at December 31, 2003 or 2002.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Interest-bearing deposits with banks: The carrying amounts of interest–bearing deposits with banks approximate their fair values.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Available for sale and held to maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

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

Short-term borrowings: The carrying amounts of federal funds purchased approximate fair value.

Other liabilities: The carrying amounts of other liabilities approximate fair value.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $7,200,000 and $3,650,000 for the periods including December 31, 2003 and 2002, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$1,987,954	$51,630	$—	$2,039,584
U.S. Government agency securities	16,845,948	87,343	76,562	16,856,729
State and municipal securities	7,497,039	350,059	1,282	7,845,816
Corporate securities	250,001	407,301	—	657,302

	$26,580,942	$896,333	$77,844	$27,399,431

Held to maturity:
U.S. Government agency securities	$850,000	$3,446	$1,128	$852,318
State and municipal securities	1,583,891	68,379	—	1,652,270

	$2,433,891	$71,825	$1,128	$2,504,588

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

2002	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$1,983,285	$80,610	$—	$2,063,895
U.S. Government agency securities	26,741,481	277,905	399	27,018,987
State and municipal securities	6,585,190	260,797	47,652	6,798,335
Corporate securities	250,001	309,838	3,275	556,564

	$35,559,957	$929,150	$51,326	$36,437,781

Held to maturity:
U.S. Government agency securities	$850,000	$12,526	$—	$862,526
State and municipal securities	2,582,365	94,773	—	2,677,138

	$3,432,365	$107,299	$—	$3,539,664

Restricted equity securities, which are carried at cost, consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), and The Community Bankers Bank which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. The Bank’s stock in The Community Bankers Bank is restricted in the fact that the stock may only be repurchased by that company.

Investment securities with amortized cost of approximately $1,700,000 at December 31, 2003 and 2002, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

	2003	2002	2001
Realized gains	$1,750	$2,750	$6,000
Realized losses	—	—	—

	$1,750	$2,750	$6,000

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2003, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,099,961	$2,115,987	$374,641	$381,360
Due after one year through five years	16,213,172	16,379,204	1,959,250	2,021,699
Due after five years through ten years	7,968,765	8,210,394	100,000	101,529
Due after ten years	299,044	693,846	—	—

	$26,580,942	$27,399,431	$2,433,891	$2,504,588

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

The following table details unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency securities	6,871,172	77,690	—	—	6,871,172	77,690
State and municipal securities	88,718	1,282	—	—	88,718	1,282
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$6,959,890	$78,972	$—	$—	$6,959,890	$78,972

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31 are as follows (in thousands):

	2003	2002
Commercial	$17,475	$16,106
Real estate:
Construction and land development	18,834	15,352
Residential, 1-4 families	38,560	31,818
Residential, 5 or more families	—	197
Farmland	7,991	4,556
Nonfarm, nonresidential	48,680	33,554
Agricultural	503	465
Consumer	12,653	13,268
Leases	74	126
Other	1,307	443

	146,077	115,885

Unearned income	—	(1)

	146,077	115,884

Allowance for loan losses	(1,689)	(1,414)

	$144,388	$114,470

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2003	2002	2001
Balance, beginning	$1,413,997	$1,303,042	$1,083,955

Provision charged to expense	625,000	975,000	550,000
Recoveries of amounts charged off	276,166	29,142	21,496
Amounts charged off	(626,351)	(893,187)	(352,409)

Balance, ending	$1,688,812	$1,413,997	$1,303,042

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The following is a summary of information pertaining to impaired and nonperforming loans at December 31:

	2003	2002
Impaired loans without a valuation allowance	$64,498	$69,388
Impaired loans with a valuation allowance	154,165	707,769

Total impaired loans	$218,663	$777,157

Valuation allowance related to impaired loans	$75,647	$208,237

	2003	2002
Nonaccrual loans	$218,663	$770,561
Loans past due more than ninety days	875,748	1,161,290

	$1,094,411	$1,931,851

	2003	2002	2001
Average investment in impaired loans	$531,425	$571,499	$194,060

Interest income recognized for the year	$1,112	$12,670	$8,781

Interest income recognized on a cash basis for the year	$326	$2,360	$6,002

The Company is not committed to lend additional funds to debtors whose loans have been modified.

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2003	2002
Land	$1,090,611	$1,090,611
Buildings and improvements	3,942,216	2,630,240
Furniture and equipment	2,104,220	1,897,471
Construction in progress	359,715	984,062

	7,496,762	6,602,384
Less accumulated depreciation	2,068,201	1,908,519

	$5,428,561	$4,693,865

The Company began leasing out a portion of a branch facility to a third party in June, 2003. The lease expires May, 2006 and calls for annual lease payments of $22,370. Rental income received in 2003 was $13,055.

The Bank leases its mortgage loan center and a parking lot adjacent to one of its branch banking facilities under operating leases which will expire March 31, 2004 and April 4, 2006, respectively. The leases call for total annual payments of $15,540 and $100, respectively. The Bank also has an equipment lease contract which expires in 2007.

The Bank also leases four locations for automated teller machines. These leases will expire between January 31, 2004 and January 31, 2005. Each lease has a term of two years with three options to renew for additional two year terms. Lease payments vary by location and by the number and type of transactions processed.

Notes to Consolidated Financial Statements

Note 6. Property and Equipment, continued

Aggregate rental expense for 2003, 2002 and 2001 was $22,665, $28,757 and $23,655, respectively. Future minimum commitments under noncancellable leases are as follows:

2004	$6,513
2005	2,628
2006	2,628

$11,769

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $20,439,068 and $19,577,108, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$42,320,616
2005	25,398,750
2006	16,015,724
2007	5,710,177
2008	3,626,399

$93,071,666

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2003, these included unsecured lines of credit of approximately $12,000,000 and a secured line of credit of approximately $10,000,000 with correspondent banks. At December 31, 2003, the bank was a net borrower of federal funds purchased from a correspondent bank in the amount of $3,971,000. In 2002 and during that year ended, no amounts were outstanding under these arrangements.

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$13,003	$13,003	$7,880	$7,880
Interest-bearing deposits with banks	249	249	207	207
Federal funds sold	—	—	11,067	11,067
Securities, available-for-sale	27,399	27,399	36,438	36,438
Securities, held to maturity	2,434	2,505	3,432	3,540
Restricted equity securities	370	370	396	396
Loans, net of allowance for credit losses	144,388	138,615	114,470	111,595

Financial liabilities
Deposits	173,403	175,603	163,861	167,174
Federal funds purchased	3,971	3,971	—	—
Off-balance-sheet assets (liabilities)
Commitments to extend credit and standby letters of credit	—	—	—	—

Notes to Consolidated Financial Statements

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	2003	2002	2001
Net income available to common shareholders	$1,926,216	$1,720,794	$1,807,060

Weighted average common shares outstanding	1,230,520	1,228,413	1,225,799
Effect of dilutive securities, options	360	552	578

Weighted average common shares outstanding, diluted	1,230,880	1,228,965	1,226,377

Basic earnings per share	$1.57	$1.40	$1.47

Diluted earnings per share	$1.56	$1.40	$1.47

Note 11. Benefit Plans

Employee Stock Discount Plan

In 1999, the Company adopted an Employee Stock Discount Plan available to all employees who work at least twenty hours per week, more than five months in a calendar year, and who have been employed by the Company for at least one year. The plan provides for elective payroll deductions not to exceed 5% of the employee’s annual compensation to be set aside to purchase shares of common stock. Stock purchased by employees under this plan shall be at a cost of 85% of the fair market value of the common stock at the date of the purchase. Up to 15,000 shares have been reserved for this plan. At December 31, 2003, 9,024 shares had been purchased under the provisions of this plan.

Director Stock Purchase Plan

The Company adopted a Director Stock Purchase Plan in 1999 available to all non-employee directors. The plan provides for a director to elect to receive up to 50% of director fees in shares of common stock. Stock issued under this plan shall be at the market value of the stock on the date of issuance. Up to 5,000 shares have been reserved for this plan. At December 31, 2003, 2,600 shares had been purchased under the provisions of this plan.

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

	Available For Grant	Granted and Outstanding
Balance, December 31, 2000	4,900	5,000

Granted	—	—
Exercised	—	—

Balance, December 31, 2001	4,900	5,000

Granted	—	—
Exercised	—	(200)

Balance, December 31, 2002	4,900	4,800

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Stock Option Plan, continued

	Available For Grant	Granted and Outstanding
Balance, December 31, 2002, forward	4,900	4,800
Granted	(4,200)	4,200
Exercised	—	—
Forfeited	600	(600)

Balance, December 31, 2003	1,300	8,400

Additional information relating to the Incentive Plan is detailed below:

	2003	2002	2001
Outstanding options at December 31:
Exercise price, beginning of the year(1)	$20.31	$20.34	$20.34
Exercise price, end of year(1)	$21.62	$20.31	$20.34
Range of exercise prices
From	$18.00	$18.00	$18.00
To	$23.00	$21.00	$21.00
Remaining contractual life in months(1)	95	93	105

Exercisable options outstanding at December 31:
Number	4,200	4,800	5,000
Exercise price(1)	$20.79	$20.31	$20.34

Weighted average exercise price of options:
Granted during the year	$23.00	$—	$—
Exercised during the year	$—	$21.00	$—
Forfeited during the year	$20.83	$—	$—
Expired during the year	$—	$—	$—

Significant assumptions used in determining fair value of options granted:
Risk-free interest rate	3.25%	n/a	n/a
Expected life in years	10	n/a	n/a
Expected dividends	1.67%	n/a	n/a
Expected volatility	0.06%	n/a	n/a

Grant-date fair value:
Options granted during the year	$11,760	$—	$—

Results of operations:
Compensation cost recognized in income for all stock-based compensation awards	$—	$—	$—

Pro forma net income(2)	$1,926,216	$1,720,794	$1,793,546

Pro forma basic earnings per common share(2)	$1.57	$1.40	$1.46

Pro forma diluted earnings per common share(2)	$1.56	$1.40	$1.46

(1)	Weighted average
(2)	As if the fair value based method prescribed by SFAS No. 123 had been applied

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan

The Bank has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plan’s funded status as of December 31.

	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$1,822,707	$1,546,199
Service cost	167,375	133,157
Interest cost	127,403	115,444
Actuarial (gain) loss	138,035	194,321
Benefits paid	(5,423)	(166,414)

Benefit obligation at end of year	$2,250,097	$1,822,707

Change in plan assets
Fair value of plan assets at beginning of year	$1,081,144	$1,159,096
Actual return on plan assets	254,451	(98,012)
Employer contribution	532,077	186,474
Benefits paid	(5,423)	(166,414)

Fair value of plan assets at end of year	$1,862,249	$1,081,144

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$46,849	$25,130
Contributions	532,077	186,474
Pension cost	(237,856)	(164,755)

Prepaid (accrued) benefit cost, ending	$341,070	$46,849

Funded status	$(387,848)	$(741,563)
Unrecognized transitional net assets	(3,829)	(4,786)
Unrecognized prior service costs	12,234	13,764
Unrecognized net actuarial loss	720,513	779,434

Prepaid (accrued) benefit cost	$341,070	$46,849

Weighted-average assumptions as of December 31
Discount rate	6.5%	7.0%
Expected return on plan assets	8.5%	9.0%
Rate of compensation increase	5.0%	5.0%

	2003	2002	2001
Components of net periodic benefit cost
Service cost	$167,375	$133,157	$105,692
Interest cost	127,403	115,444	97,325
Expected return on plan assets	(88,925)	(97,475)	(111,576)
Amortization	573	573	573
Recognized net actuarial (gain) loss	31,430	13,056	—

Net periodic benefit cost	$237,856	$164,755	$92,014

The accumulated benefit obligation for the defined benefit pension plan was $1,195,780 and $886,825 at December 31, 2003 and 2002.

Contributions are expected to be approximately $530,000 in 2004.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Long Term Rate of Return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary, and with concurrence from their auditors. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed – especially with respect to real rates of return (net of inflation) – for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience – that may not continue over the measurement period – with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further – solely for this purpose – the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows:

	2003	2002
Asset Category
Mutual funds – fixed income	21%	25%
Mutual funds – equity	79%	75%
Other	0%	0%

Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administration costs chargeable to the Trust.

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and Executive employees. The corresponding assets and liabilities accounts at December 31, 2003 were valued at $54,391 for the Director Plan and $104,380 for the Executive Plan.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. The plan also allows for employee contributions of up to 12% of eligible compensation. The Company will match up to 50% of the first 6% contributed by the employee. Contributions to the plan, including the matching portion, amounted to $94,367, $35,639, and $59,532 in 2003, 2002, and 2001, respectively.

Notes to Consolidated Financial Statements

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) (all Federal) are as follows:

	2003	2002	2001
Current	$904,557	$716,611	$789,642
Deferred	(110,530)	11,250	(54,206)

	$794,027	$727,861	$735,436

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

	2003	2002	2001
Tax at statutory federal rate	$924,883	$832,543	$864,449
Tax exempt interest income	(128,998)	(128,037)	(138,186)
Other	(1,858)	23,355	9,173

	$794,027	$727,861	$735,436

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31 are summarized as follows:

	2003	2002
Deferred tax assets
Allowance for loan losses	$390,560	$310,286
Deferred compensation	53,982	43,772

Deferred tax assets	444,542	354,058

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(278,286)	(298,460)
Depreciation	(203,333)	(105,061)
Accretion of discount on investment securities	(4,875)	(2,615)
Accrued pension costs	(122,703)	(15,929)
Other	(19,164)	(25,456)

Deferred tax liabilities	(628,361)	(447,521)

Net deferred tax asset (liability)	$(183,819)	$(93,463)

Notes to Consolidated Financial Statements

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

	2003	2002
Commitments to extend credit	$26,953,000	$22,671,000
Standby letters of credit	1,820,000	2,669,000

	$28,773,000	$25,340,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company’s market area. The concentrations of credit by type of loan are set forth in the Loans Receivable note. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, typically, does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,000,000. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke and Rockbridge counties. The Company has a loan concentration relating to construction and land development. Total loans and loan commitments to this industrial group amounted to approximately $19,000,000 at December 31, 2003.

The Company from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions

Dividends

The Company’s dividend payments are made from dividends received from the Bank. The Bank, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Capital Requirements, continued

The Company and Bank’s actual capital amounts and ratios are also presented in the table (in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Consolidated	$18,829	12.7%	$11,910	8.0%	$14,888	10.0%
Bank of Botetourt	$17,630	11.9%	$11,893	8.0%	$14,867	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$17,140	11.5%	$5,955	4.0%	$8,933	6.0%
Bank of Botetourt	$15,941	10.7%	$5,947	4.0%	$8,920	6.0%
Tier I Capital (to Average Assets)
Consolidated	$17,140	8.9%	$7,677	4.0%	$9,596	5.0%
Bank of Botetourt	$15,941	8.4%	$7,631	4.0%	$9,539	5.0%

December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Consolidated	$17,028	13.7%	$9,970	8.0%	$12,462	10.0%
Bank of Botetourt	$15,839	12.7%	$9,954	8.0%	$12,442	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$15,614	12.5%	$4,985	4.0%	$7,477	6.0%
Bank of Botetourt	$14,425	11.6%	$4,977	4.0%	$7,465	6.0%
Tier I Capital (to Average Assets)
Consolidated	$15,614	8.6%	$7,277	4.0%	$9,096	5.0%
Bank of Botetourt	$14,425	8.0%	$7,229	4.0%	$9,037	5.0%

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,700,000 at December 31, 2003. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2003.

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

Aggregate loan transactions with related parties were as follows:

	2003	2002
Balance, beginning	$1,438,897	$1,028,965

New loans	4,668,023	5,296,338
Repayments	(5,030,961)	(4,886,406)

Balance, ending	$1,075,959	$1,438,897

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$37,740	$28,904
Securities held to maturity	1,150,000	1,150,000
Investment in affiliate bank at equity	16,558,934	15,100,341
Other assets	11,186	14,491

Total assets	$17,757,860	$16,293,736

Liabilities
Income tax payable	$—	$4,831

Total liabilities	—	4,831

Stockholders’ equity
Common stock	1,230,924	1,228,514
Surplus	1,328,190	1,281,166
Retained earnings	14,658,543	13,199,861
Accumulated other comprehensive income (loss)	540,203	579,364

Total stockholders’ equity	17,757,860	16,288,905

Total liabilities and stockholders’ equity	$17,757,860	$16,293,736

Statements of Income

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Income
Dividends from affiliate bank	$467,534	$331,699	$441,291
Interest on taxable securities	34,488	40,956	26,341
Interest on tax exempt securities	12,008	16,108	32,764
Gain on sale of securities	—	—	2,000

	514,030	388,763	502,396

Expenses
Operating expenses	37,231	25,069	14,631

Income before taxes and equity in undistributed income of affiliate	476,799	363,694	487,765

Income tax	(1,097)	(6,031)	(5,286)

Income before equity in undistributed income of affiliate	477,896	357,663	482,479

Equity in undistributed income of affiliate	1,448,320	1,363,131	1,324,581

Net income	$1,926,216	$1,720,794	$1,807,060

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net income	$1,926,216	$1,720,794	$1,807,060
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of affiliate	(1,448,320)	(1,363,131)	(1,324,581)
Net increase (decrease) in other liabilities	(4,831)	4,831	—
Net (increase) decrease in other assets	3,305	221,079	11,245

Net cash provided by operating activities	476,370	583,573	493,724

Cash flows from investing activities
Purchases of investment securities	(1,300,000)	(750,000)	(400,000)
Maturities of investment securities	1,300,000	700,000	275,000
Increase in investment in Bank	(49,434)	(51,743)	(44,167)

Net cash used in investing activities	(49,434)	(101,743)	(169,167)

Cash flows from financing activities
Dividends paid	(467,534)	(552,344)	(440,813)
Common stock issued	49,434	51,743	44,167

Net cash used by financing activities	(418,100)	(500,601)	(396,646)

Net increase (decrease) in cash and due from banks	8,836	(18,771)	(72,089)

Cash and cash equivalents, beginning	28,904	47,675	119,764

Cash and cash equivalents, ending	$37,740	$28,904	$47,675

Item 8. Changes in and Disagreements with Accountants

Not applicable.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during our fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth as of December 31, 2003 the names, ages, principal occupations and business experience for the past five years for each of the Company’s Directors and executive officers. Directors serve on the Board for one-year terms, and executive officers are all elected for terms of one year.

Directors

Name	Age	Director Since	Term Expires	Principal Occupation and Business Experience During Past 5 Years
Edgar K. Baker	59	2001	2004	President, Contracting Enterprises, Inc., an underground utilities contractor company.

G. Lyn Hayth, III	45	1990	2004	President of the Bank

Joyce R. Kessinger	51	1986	2004	Director of Human Resources, W.W. Boxley, Inc., a construction materials supplier company

Gerald A. Marshall	65	1976	2004	Dairy farmer.

Tommy L. Moore	54	1982	2004	Botetourt County Clerk of Circuit Court

Directors, continued

Name	Age	Director Since	Term Expires	Principal Occupation and Business Experience During Past 5 Years
D. Bruce Patterson	53	2001	2004	Rockbridge County Clerk of Circuit Court

H. Watts Steger, III	55	1976	2004	Chairman and CEO of Company and Bank of Botetourt

F. Lindsey Stinnett	63	1980	2004	Farmer.

John B. Williamson, III	49	2003	2004	President, RGC Resources, Inc. a public reporting energy provider company.

Executive Officers

Name	Age	Position with Registrant	Business Experience
H. Watts Steger, III	55	President and CEO of the Company and Chairman of the Bank	Mr. Steger is a veteran banker with more than thirty-two years banking experience with Bank of Botetourt, employed by the Bank in March 1971. He became an Executive Vice President and Chief Executive Officer of the Bank in 1976 and was elected President in 1984. Steger is a 1970 graduate of Hampden-Sydney College. He is also a graduate of the Virginia Bankers School of Bank Management at the University of Virginia and is a graduate of the Graduate School of Banking of the South at Louisiana State University.

G. Lyn Hayth, III	45	Secretary of the Company and President of the Bank	Mr. Hayth holds a Bachelor of Science degree in Agricultural Economics and a Master of Science degree from Virginia Polytechnic Institute and State University. He is also a graduate of the Graduate School of Banking of the South at Louisiana State University. He joined Bank of Botetourt in 1986 as a Vice President, following three years with Federal Farm Credit Banks. Mr. Hayth was elected to the Board of Directors of the Bank in 1990 and named Executive Vice President in 1995. He was elected President of the Bank in January 2002.

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Messers. Moore, Patterson, and Williamson, all of whom satisfy all of the following criteria: (i) meet the independence requirements set forth in the NASD’s definition of “independent director,” (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries, (iii) are not affiliated persons of the Company or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The Board of Directors has determined that Mr. John B. Williamson, III, president of RGC Resources, Inc., a reporting company, qualifies as an “audit committee financial expert” within the meaning of Item 401 of Regulation SB of the Securities Exchange Act. Mr. Williamson is independent of management based on the independence requirements set forth in the NASD’s definition of “independent director.” The Audit Committee has furnished the following report:

The Audit Committee is appointed by the Company’s Board of Directors to assist the Board in overseeing (1) the quality and integrity of the financial statements of the Company, (2) the independent auditor’s qualifications and independence, (3) the performance of the Company’s internal audit function and independent auditor and (4) the Company’s compliance with legal and regulatory requirements. The authority and responsibilities of the Audit Committee are set forth in a written Charter adopted by the Board and include sole responsibility for the appointment, compensation and evaluation of the Company’s independent auditor and the internal auditors for the Company, as well as establishing the terms of such engagements. The Audit Committee has the authority to retain the services of independent legal, accounting or other advisors as the Audit Committee deems necessary, with appropriate funding available from the Company, as determined by the Audit Committee, for such services. The Audit Committee reviews and reassesses the Charter annually and recommends any changes to the Board for approval.

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for fiscal year 2003, the Audit Committee:

•	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2003 with management and Larrowe & Company, P.L.C. (“L&C”), the Company’s independent auditor;

•	Discussed with management, L&C and the Company’s internal auditors the adequacy of the system of internal controls;

•	Discussed with L&C the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and

•	Received written disclosures and a letter from L&C regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee discussed with L&C its independence.

The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate. In addition, the Audit Committee’s meetings included, when appropriate, executive sessions with the Company’s independent auditors and the Company’s internal auditors, in each case without the presence of the Company’s management.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. Also, in its oversight role, the Audit Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent auditor, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to accounting principles generally accepted in the United States of America.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and L&C, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for filing with the SEC.

Audit Committee

D. Bruce Patterson, Chairman

Tommy L. Moore

John B. Williamson, III

Independent Public Accountants

The Company’s Audit Committee has appointed Larrowe & Company, P.L.C. as independent public accountants for the current fiscal year ending December 31, 2004. A representative of Larrowe & Company, P.L.C. will be present at the Annual Meeting and will be given the opportunity to make a statement and respond to appropriate questions from the shareholders.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Larrowe & Company, P.L.C. for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by Larrowe & Company, P.L.C. during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	Year Ended December 31,
	2003	2002
Audit fees[1]	$36,559	$37,790
Audit-related fees[2]	8,930	6,368
Tax fees[3]	—	—
All other fees	—	—

[1]	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
[2]	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
[3]	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Audit Committee Pre-Approval Policy

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent auditor. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent auditor in order to assure that the provisions of such services does not impair the auditor’s independence. The Audit Committee has delegated interim pre-approval authority to Mr. D. Bruce Patterson, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. With respect to each proposed pre-approved service, the independent auditor must provide detailed back-up documentation to the Audit Committee regarding the specific service to be provided pursuant to a given pre-approval of the Audit Committee. Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Company’s Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

Code of Ethics

The Corporation has adopted a Codes of Business Conduct and Ethics that apply to its directors, executives and employees. The Corporation has attached copies of these Codes to this filing as Exhibits 99.2, 99.3 and 99.4.

Item 10. Executive Compensation

Executive Compensation

The following table sets forth information regarding compensation paid in 2003, 2002 and 2001 to the Company and Bank’s Executive Officers. No other officers of the Company or the Bank received compensation in excess of $100,000. Officers of the Company receive their salary from the Bank.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)(1)	Securities Underlying Options
H. Watts Steger, III Chairman and CEO of the Company and the Bank	2003 2002 2001	145,000 140,000 140,000	— 15,400 16,800	9,099 5,505 7,968	500 — —

G. Lyn Hayth, III Secretary of the Company and President of the Bank	2003 2002 2001	105,000 95,000 95,000	— 10,450 11,900	6,779 3,474 5,213	500 — —

(1)	Includes automobile allowance, profit sharing contribution and 401(K) thrift plan employer contribution.

Each executive officer was granted options to purchase 500 shares during the fiscal year ended December 31, 2003. In addition, no options were exercised during the fiscal year ended December 31, 2003.

Option/SAR Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
H. Watts Steger, III	500	11.9%	$23.00	12/31/09

G. Lynn Hayth, III	500	11.9%	$23.00	12/31/09

(1)	Vesting is as follows: 100% in July 2003.

Eight officers of the company, including Mr. Steger and Mr. Hayth have “change of control” agreements that provide the executive certain financial protection if the company should be sold. Specifically, these agreements provide that if either executive is terminated following a change in control, he or she will receive a lump-sum payment equal to one year’s annual salary, whether or not the officer remains employed by the succeeding institution. There are no other executive agreements. A copy of this change of control agreement was provided as an Exhibit 10 to the Company’s filing of the 2002 Form 10-KSB, filed by the Company on March 25, 2003, and is incorporated herein by reference.

Director Compensation

All directors receive directors’ fees of $500 per month. Additionally, $150 is paid for each committee meeting attended. Directors may elect to defer all or a portion of said fees in accordance with a deferred compensation plan and stock purchase plan discussed below.

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board and Executive employees. The corresponding assets and liabilities accounts at December 31, 2003 were valued at $54,392 for the Director Plan and $104,380 for the Executive Plan. Under this plan, directors’ fees and executive officer bonuses may be contributed to the plan, at the sole discretion of the director or executive officer. This plan is managed by the Virginia Bankers Association.

Profit Sharing/Thrift Plan

The Bank provides a profit/sharing thrift plan for its employees to which contributions are made at the discretion of the Board. The plan allows employee contributions of up to 12% of eligible compensation of which the Bank matches 50% of up to the first 6% contributed by the employee. The Bank’s contribution to the plan for 2003 was $94,367.

Defined Benefit Pension Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. All employees who have reached age 21 with one year of service are eligible. The benefits are primarily based on years of service and average earnings for the participants’ final five years of employment. Participants are fully vested in the plan after five years of service. The plan’s funded status is discussed in Note 11 to the Consolidated Financial Statements included in Item 7 above.

Non-Employee Director Stock Incentive Plan

The Non-Employee Director Stock Incentive Plan allows non-employee directors to elect to receive up to 50% of his or her fees in company stock. The Company has reserved 5,000 shares of Common Stock for issuance pursuant to this plan. At December 31, 2003, 2,600 shares had been purchased under the provisions of this plan. A copy of this plan is incorporated herein by reference to Exhibit 10 of the 2002 Form 10-KSB filed by the Company on March 25, 2003.

Employee Stock Discount Plan

The Employee Stock Discount Plan is available to all employees who work at least twenty hours per week, more than five months in a calendar year, and who have been employed by the Company for at least one year. An employee may elect to have up to 5% of his or her annual compensation withheld and set aside to purchase shares of the Company’s Common Stock. The cost of the shares purchased by the employees under this plan is 85% of the fair market value of the Common Stock at the date of purchase. Of the 15,000 shares reserved for this plan, 9,024 shares have been purchased under the provisions of this plan at December 31, 2003.

Incentive Stock Option Plan

The Bank adopted the Incentive Stock Option Plan in 1999 to provide incentives to employees in order to promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. Under the terms of the plan, options are granted at an exercise price set by the Board (no less than 100% of the fair market value of the stock on the date of grant), expire no more than ten years from the date of grant and may not be exercised for six months after the date of grant. At December 31, 2003, 8,400 shares were granted and outstanding. The Bank reserves up to 10,000 shares for this plan. A copy of this plan is incorporated herein by reference to Exhibit 10 of the 2002 Form 10-KSB filed by the Company on March 25, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

The following table sets forth information as of December 31, 2003 regarding the number of shares of Common Stock beneficially owned by each director, by the executive officer named in the summary compensation table in Item 10 above and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself or herself at once or at some future time.

NAME AND ADDRESS OF DIRECTOR	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	OWNERSHIP AS A PERCENTAGE OF COMMON STOCK
Edgar K. Baker (59)	7,554	*

G. Lyn Hayth, III (45)	4,749	*

Joyce R. Kessinger (51)	9,416	*

Gerald A. Marshall (65)	14,566	1.19%

Tommy L. Moore (54)	14,866	1.21%

D. Bruce Patterson (53)	1,104	*

H. Watts Steger, III (55)	47,400	3.85%

F. Lindsey Stinnett (63)	16,566	1.35%

John B. Williamson, III (49)	1,000	*

All present executive officers and directors as a group (9 persons)	117,221	9.53%

*	Represents less than 1%.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of December 31, 2003, regarding the number of shares of Common Stock beneficially owned by all persons who own five percent or more of the outstanding shares of Common Stock.

Norma P. Wells is the widow of Clifford E. Wells, former shareholder who died in June, 1997. Mr. Wells stock holdings are now distributed as follows and Norma Wells may, as a result, have a 10% beneficial interest:

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	OWNERSHIP AS A PERCENTAGE OF COMMON STOCK (2)
Norma P. Wells Living Trust Post Office Box 422 Buchanan, VA 24066	81,696	6.64%

The Norma P. Wells Irrevocable Insurance Trust Post Office Box 422 Buchanan, VA 24066	31,000	2.52%

Norma P. Wells Marital Trust Post Office Box 422 Buchanan, VA 24066	10,509	0.85%

Total	123,205	10.01%

Item 12. Certain Relationships and Related Transactions

Transactions with Management

Some of the directors and officers of the Company are at present, as in the past, customers of the Company and, the Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 2003 totaled $1,075,959, or 6.06% of the Company’s equity capital at that date.

There are no legal proceedings to which any director, officer, principal shareholder or associate is a party that would be material and adverse to the Company.

Item 13. Exhibits and Reports on Form 8-K

(a)	The following financial statements are filed as a part of Item 7 above:

Independent Auditor’s Report

Consolidated Balance Sheets, December 31, 2003 and 2002

Consolidated Statements of Income, Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows, Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(b)	Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13 a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.2	Our Code of Ethics that applies to our Board of Directors

99.3	Our Code of Ethics that applies to our Employees

99.4	Our Code of Ethics that applies to our Senior Financial Officers.

Item 14. Principal Accountant Fees and Services

Information regarding services provided by our independent accountants is included in the Report of the Audit Committee in Item 9.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 15, 2004	By:	/s/ H. Watts Steger, III
	Name:	H. Watts Steger, III
	Title:	Chief Executive Officer and Chief Financial Officer