Form 10QSB
period 2004-03-31
BOTETOURT BANKSHARES INC
filed 2004-05-07
CIK 1172229

Quarterly Report for Period Ending 03-31-04

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

Commission File No. -0-28780-

BOTETOURT BANKSHARES, INC.

(Exact name of the registrant as specified in its charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification No.)

Post Office Box 339, Buchanan, VA 24066

(Address of principal executive offices)

(540) 591-5000

(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of May 5, 2004 was 1,232,745.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BOTETOURT BANKSHARES, INC.

FORM 10-QSB

BOTETOURT BANKSHARES, INC.

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$12,399,059	$13,002,989
Interest-bearing deposits with banks	187,436	249,475
Federal funds sold	—	—
Investment securities available for sale	21,253,449	27,399,431
Investment securities held to maturity	2,334,075	2,433,891
Restricted equity securities	435,600	370,200
Loans, net of allowance for loan losses of $1,784,716 at March 31, 2004 and $1,688,812 at December 31, 2003	156,657,923	144,387,731
Property and equipment, net	5,605,429	5,428,561
Accrued income	943,306	989,642
Foreclosed assets	135,785	135,785
Other assets	1,404,254	1,567,567

Total assets	$201,356,316	$195,965,272

Liabilities and Stockholders Equity
Liabilities
Noninterest-bearing deposits	$24,886,503	$24,372,998
Interest-bearing deposits	155,246,642	149,029,870

Total deposits	180,133,145	173,402,868
Federal funds purchased	2,083,000	3,971,000
Accrued interest payable	370,732	368,819
Other liabilities	464,877	464,725

Total liabilities	183,051,754	178,207,412

Commitments and contingencies

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,232,745 issued and outstanding at March 31, 2004 and 1,230,924 issued and outstanding at December 31, 2003	1,232,745	1,230,924
Additional paid-in capital	1,361,970	1,328,190
Retained earnings	15,106,761	14,658,543
Accumulated other comprehensive income (loss)	603,086	540,203

Total stockholders’ equity	18,304,562	17,757,860

Total liabilities and stockholders’ equity	$201,356,316	$195,965,272

BOTETOURT BANKSHARES, INC.

Consolidated Statements of Income

For the Three Months ended March 31, 2004 and 2003 (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$2,607,306	$2,334,510
Federal funds sold	124	17,894
Investment securities taxable	161,504	313,566
Investment securities exempt from federal income tax	99,695	103,179
Deposits with banks	571	608

Total interest income	2,869,200	2,769,757

Interest expense
Deposits	792,347	996,546
Federal funds purchased	12,374	—

Total interest expense	804,721	996,546

Net interest income	2,064,479	1,773,211
Provision for loan losses	225,000	150,000

Net interest income after provision	1,839,479	1,623,211

Non-interest income
Service charges on deposit accounts	113,536	107,270
Other income	154,340	171,653

Total non-interest income	267,876	278,923

Non-interest expense
Salaries and employee benefits	779,962	809,131
Occupancy and equipment expense	166,113	156,219
Other expense	325,688	389,733

Total non-interest expense	1,271,763	1,355,083

Income before income taxes	835,592	547,051
Income tax expense	251,772	158,963

Net income	$583,820	$388,088

Basic earnings per share	$0.47	$0.32

Diluted earnings per share	$0.47	$0.32

Basic weighted average shares outstanding	1,232,345	1,229,285

Diluted average shares outstanding	1,232,849	1,230,444

BOTETOURT BANKSHARES, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2004 (Unaudited) and the Year ended December 31, 2003 (Audited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
December 31, 2002	1,228,514	$1,228,514	$1,281,166	$13,199,861	$579,364	$16,288,905
Net income	—	—	—	1,926,216	—	1,926,216
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(19,579)	—	—	—	—	(38,006)	(38,006)
Reclassified securities gains realized, net of taxes of $(595)	—	—	—	—	(1,155)	(1,155)

Total comprehensive income						1,887,055

Dividends declared ($.38 per share)	—	—	—	(467,534)	—	(467,534)
Stock issued	2,410	2,410	47,024	—	—	49,434

Balance, December 31, 2003	1,230,924	1,230,924	1,328,190	14,658,543	540,203	17,757,860

Comprehensive income
Net income	—	—	—	583,820	—	583,820
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $32,617	—	—	—	—	63,316	63,316
Reclassified securities gains realized, net of taxes of $(223)					(433)	(433)

Total comprehensive income						646,703
Dividends declared ($0.11 per share)	—	—	—	(135,602)	—	(135,602)
Stock issued	1,821	1,821	33,780	—	—	35,601

March 31, 2004	1,232,745	$1,232,745	$1,361,970	$15,106,761	$603,086	$18,304,562

BOTETOURT BANKSHARES, INC.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2004 and 2003 (Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$583,820	$388,088
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	109,138	95,630
Accretion of discounts on securities	(3,925)	(5,289)
Provision for loan losses	225,000	150,000
Deferred income taxes	(18,140)	41,937
Net realized (gains) on sales of assets	(2,579)	(5,195)

Changes in assets and liabilities:
Accrued income	46,336	(118,242)
Other assets	172,588	94,959
Accrued interest payable	1,913	(5,689)
Other liabilities	(32,242)	188,360

Net cash provided by operating activities	1,081,909	824,559

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in federal funds sold	—	6,930,000
Purchases of investment securities	(520,400)	(7,511,393)
Maturity of investment securities	6,800,656	7,950,000
Net (increase) decrease in interest-bearing deposits with banks	62,039	(4,938)
Net (increase) decrease in loans	(12,495,192)	(6,318,944)
Purchases of properties and equipment	(275,218)	(146,075)

Net cash (used) in investing activities	(6,428,115)	898,650

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in noninterest- bearing deposits	513,505	125,855
Net increase (decrease) in interest- bearing deposits	6,216,772	1,983,166
Net increase (decrease) in federal funds purchased	(1,888,000)	—
Dividends paid	(135,602)	(110,566)
Common stock issued	35,601	49,434

Net cash used in financing activities	4,742,276	2,047,889

Net increase in cash & cash equivalents	(603,930)	3,771,098
CASH AND CASH EQUIVALENTS, BEGINNING	13,002,989	7,880,288

CASH AND CASH EQUIVALENTS, ENDING	$12,399,059	$11,651,386

BOTETOURT BANKSHARES, INC.

Consolidated Statements of Cash Flows, continued

For the Three Months ended March 31, 2004 and 2003 (Unaudited)

	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$802,808	$1,002,235

Income taxes paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Other real estate acquired in settlement of loans	$—	$—

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

The consolidated financial statements as of March 31, 2004 and for the periods ended March 31, 2004 and 2003 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2003, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31.

	2004	2003
Balance, beginning	$1,688,812	$1,413,997
Provision charged to expense	225,000	150,000
Recoveries of amounts charged off	11,818	19,095
Amounts charged off	(140,914)	(66,779)

Balance, ending	$1,784,716	$1,516,313

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2004 and 2003 is as follows:

	2004	2003
Commitments to extend credit	$27,929,659	$23,223,726
Standby letters of credit	1,906,444	2,415,813

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

	March 31,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income(1)	$569,960	$388,088

Pro forma earnings per common share(1)	$0.46	$0.32

Pro forma earnings per diluted share(1)	$0.46	$0.32

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 2004 was $583,820 compared to $388,088 for the same period last year, representing an increase of $195,732 or 50.4%. Both basic and diluted earnings per share increased $0.15 from $0.32 at March 31, 2003 to $0.47 at March 31, 2004. The increase in net income is mostly attributable to a higher net interest margin.

Interest-earning assets increased $16,251,821 from $166,401,378 at March 31, 2003 to $182,653,199 at March 31, 2004, resulting in higher interest income. Although interest-bearing deposits also increased, lower interest rates accounted for a decrease in interest expense. The increase in interest income and the decrease in interest expense resulted in a net increase of $281,268 to net interest income.

The provision for credit losses was $225,000 for the quarter ended March 31, 2004 and $150,000 for the quarter ended March 31, 2003. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income decreased slightly at 4.0% from March 31, 2004 compared to March 31, 2003. Non-interest expense decreased 6.14% during the same period. Management continues to examine ways to lower overhead and increase profitability.

Financial Condition

As a result of strong loan demand in our operating markets, total loans increased $12,366,096. The funding of these new loans is attributable to matured and called investments and increased deposits. Investment securities amounting to $6,800,656 either matured or were called during the first quarter of 2004 and deposits increased by $6,730,277. Total assets increased by $5,391,044 to $201,256,316.

Stockholders’ equity totaled $18,304,562 at March 31, 2004 compared to $17,757,860 at December 31, 2003. The $546,702 increase during the period was the result of earnings for the three months combined with an increase in the market value of securities that are classified as available for sale and also capital stock issued from employee stock purchase plans offset by dividends paid for the period.

Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of March 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our principal executive officer and acting financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certification of H. Watts Steger, III, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of H. Watts Steger, III, Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: May 6, 2004	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer and Chief Financial Officer