Form 10QSB
period 2004-06-30
BOTETOURT BANKSHARES INC
filed 2004-08-10
CIK 1172229

Quarterly Report for Period Ending 06-30-04

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of August 6, 2004 was 1,232,745.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BOTETOURT BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

BOTETOURT BANKSHARES, INC.

Balance Sheets

June 30, 2004 and December 31, 2003

	(Unaudited) June 30, 2004	(Audited) December 31, 2003

Assets
Cash and due from banks	$12,903,271	$13,002,989
Interest-bearing deposits with banks	190,687	249,475
Federal funds sold	3,316,000	—
Investment securities available for sale	20,123,948	27,399,431
Investment securities held to maturity	2,334,290	2,433,891
Restricted equity securities	435,600	370,200
Loans, net of allowance for loan losses of $1,943,611 at June 30, 2004 and $1,688,812 at December 31, 2003	160,047,434	144,387,731
Property and equipment, net	5,877,649	5,428,561
Accrued income	896,733	989,642
Foreclosed assets	135,785	135,785
Other assets	1,344,067	1,567,567

Total assets	$207,605,464	$195,965,272

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$27,752,801	$24,372,998
Interest-bearing deposits	161,026,596	149,029,870

Total deposits	188,779,397	173,402,868

Federal funds purchased	—	3,971,000
Accrued interest payable	378,444	368,819
Other liabilities	228,837	464,725

Total liabilities	189,386,678	178,207,412

Commitments and contingencies

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,232,745 issued and outstanding at June 30, 2004 and 1,230,924 issued and outstanding at December 31, 2003	1,232,745	1,230,924
Additional paid-in capital	1,361,970	1,328,190
Retained earnings	15,475,060	14,658,543
Accumulated other comprehensive income (loss)	149,011	540,203

Total stockholders’ equity	18,218,786	17,757,860

Total liabilities and stockholders’ equity	$207,605,464	$195,965,272

BOTETOURT BANKSHARES, INC.

Statements of Income

For the Six Months ended June 30, 2004 and 2003 (Unaudited)

	Six Months Ended June 30,
	2004 (Unaudited)	2003 (Unaudited)
Interest income

Loans and fees on loans	$5,306,752	$4,844,328
Federal funds sold	7,085	32,030
Investment securities taxable	275,538	561,428
Investment securities exempt from federal income tax	201,944	208,251
Deposits with banks	1,057	1,230

Total interest income	5,792,376	5,647,267

Interest expense
Deposits	1,617,247	1,956,798
Federal funds purchased	13,751	—

Total interest expense	1,630,998	1,956,798

Net interest income	4,161,378	3,690,469

Provision for loan losses	450,000	300,000

Net interest income after provision	3,711,378	3,390,469

Non interest income
Service charges on deposit accounts	250,789	210,855
Other income	328,799	357,483

Total non interest income	579,588	568,338

Non interest expense
Salaries and employee benefits	1,583,235	1,571,348
Occupancy and equipment expense	361,984	301,041
Other expense	764,771	822,943

Total non interest expense	2,709,990	2,695,332

Income before income taxes	1,580,976	1,263,475

Income tax expense	493,256	369,464

Net income	$1,087,720	$894,011

Basic earnings per share	$0.88	$0.73

Diluted earnings per share	$0.88	$0.73

Basic weighted average shares outstanding	1,232,545	1,230,109

Diluted average shares outstanding	1,233,133	1,230,621

BOTETOURT BANKSHARES, INC.

Statements of Income

For the Three Months ended June 30, 2004 and 2003 (Unaudited)

	Three Months Ended June 30,
	2004 (Unaudited)	2003 (Unaudited)
Interest income
Loans and fees on loans	$2,699,446	$2,509,818
Federal funds sold	6,961	14,136
Investment securities taxable	114,034	247,862
Investment securities exempt from federal income tax	102,249	105,072
Deposits with banks	486	622

Total interest income	2,923,176	2,877,510

Interest expense
Deposits	824,900	960,252
Federal funds purchased	1,377	—

Total interest expense	826,277	960,252

Net interest income	2,096,899	1,917,258

Provision for loan losses	225,000	150,000

Net interest income after provision	1,871,899	1,767,258

Non interest income
Service charges on deposit accounts	137,253	103,585
Other income	174,459	185,830

Total non interest income	311,712	289,415

Non interest expense
Salaries and employee benefits	803,273	762,217
Occupancy and equipment expense	195,871	144,822
Other expense	439,083	433,210

Total non interest expense	1,438,227	1,340,249

Income before income taxes	745,384	716,424

Income tax expense	241,484	210,501

Net income	$503,900	$505,923

Basic earnings per share	$0.41	$0.41

Diluted earnings per share	$0.41	$0.41

Basic weighted average shares outstanding	1,232,745	1,230,924

Diluted average shares outstanding	1,233,217	1,231,436

BOTETOURT BANKSHARES, INC.

Statement of Changes in Stockholders’ Equity

For the Six Months ended June 30, 2004 (Unaudited) and the Year ended December

31, 2003 (Audited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
December 31, 2002	1,228,514	$1,228,514	$1,281,166	$13,199,861	$579,364	$16,288,905

Net income	—	—	—	1,926,216	—	1,926,216
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(19,579)	—	—	—	—	(38,006)	(38,006)
Reclassified securities gains realized, net of taxes of $(595)	—	—	—	—	(1,155)	(1,155)

Total comprehensive income						1,887,055

Dividends declared ($.38 per share)	—	—	—	(467,534)	—	(467,534)
Stock issued	2,410	2,410	47,024	—	—	49,434

Balance, December 31, 2003	1,230,924	1,230,924	1,328,190	14,658,543	540,203	17,757,860

Comprehensive income
Net income	—	—	—	1,087,720	—	1,087,720
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(201,300)	—	—	—	—	(390,759)	(390,759)
Reclassified securities gains realized, net of taxes of $(223)	—	—	—	—	(433)	(433)

Total comprehensive income						696,528

Dividends declared ($0.22 per share)	—	—	—	(271,203)	—	(271,203)
Stock issued	1,821	1,821	33,780	—	—	35,601

June 30, 2004	1,232,745	$1,232,745	$1,361,970	$15,475,060	$149,011	$18,218,786

BOTETOURT BANKSHARES, INC.

Statements of Cash Flows

For the Six Months ended June 30, 2004 and 2003 (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$1,087,720	$894,011
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	246,834	191,390
Accretion of discounts on securities	(5,813)	(9,242)
Provision for loan losses	450,000	300,000
Deferred income taxes	(46,506)	(72,944)
Net realized (gains) on sales of assets	(3,009)	(5,454)
Changes in assets and liabilities:
Accrued income	92,909	13,115
Other assets	242,782	70,085
Accrued interest payable	9,625	(110,650)
Other liabilities	(34,365)	64,018

Net cash provided by operating activities	2,040,177	1,334,329

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	58,788	(35,170)
Net (increase) decrease in federal funds sold	(3,316,000)	2,020,000
Purchases of investment securities	(2,977,217)	(13,706,330)
Maturities of investment securities	9,700,656	22,485,800
Net increase in loans	(16,109,703)	(16,519,073)
Purchases of properties and equipment, net	(666,345)	(419,577)
Purchase of foreclosed assets	—	—

Net cash used in investing activities	(13,309,821)	(6,174,350)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	3,379,803	(917,388)
Net increase (decrease) in interest-bearing deposits	11,996,726	7,434,225
Net increase (decrease) in federal funds purchased	(3,971,000)	—
Common stock issued	35,601	49,434
Dividends paid	(271,204)	(221,349)

Net cash used in financing activities	11,169,926	6,344,922

Net increase (decrease) in cash & cash equivalents	(99,718)	1,504,901

Cash and cash equivalents, beginning	13,002,989	7,880,288

Cash and cash equivalents, ending	$12,903,271	$9,385,189

Supplemental disclosure of cash flow information
Interest paid	$1,621,373	$2,067,448

Income taxes paid	$241,000	$327,900

Supplemental schedule of noncash investing activities
Other real estate acquired in settlement of loans	$—	$—

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc., (the Company) was incorporated as a Virginia corporation on January 17, 1997 and is the holding company for Bank of Botetourt (the Bank). The Bank was acquired by the Company on September 30, 1997.

Bank of Botetourt was founded in 1899 and currently serves Botetourt, Roanoke, and Rockbridge Counties and surrounding areas through eight banking offices. As an FDIC- insured, state-chartered bank, the Bank is subject to regulation by the Commonwealth of Virginia’s Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of June 30, 2004 and for the periods ended June 30, 2004 and 2003 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2003, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30.

	2004	2003
Balance, beginning	$1,688,812	$1,413,997
Provision charged to expense	450,000	300,000
Recoveries of amounts charged off	22,059	30,336
Amounts charged off	(217,260)	(169,814)

Balance, ending	$1,943,611	$1,574,519

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2004 and 2003 is as follows:

	2004	2003
Commitments to extend credit	$28,541,333	$22,913,330

Standby letters of credit	$1,813,734	$2,563,016

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

	June 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$-	$-

Pro forma net income(1)	$1,073,860	$894,011

Pro forma earnings per common share(1)	$0.87	$0.73

Pro forma earnings per diluted share(1)	$0.87	$0.73

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the six months ended June 30, 2004 was $1,087,720 compared to $894,011 for the same period last year, representing an increase of $193,709 or 21.66%. Total interest income increased in the first six months of 2004 as compared to the first six months of 2003 due primarily to an increase in earning assets. Interest expense declined as a result of deposit liabilities repricing at lower interest rates. Net interest income was marginally higher for the six months ended June 30, 2004 as compared to the same period in 2003.

The provision for credit losses was $450,000 for the six months ended June 30, 2004 and $300,000 for the six months ended June 30, 2003. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

For the six months ended June 30, 2004, non-interest expense increased by $14,658, or 0.54%, reflecting management’s efforts to control expenses and increase profitability.

Net income for the three months ended June 30, 2004 was $503,900 compared to $505,923 for the same period last year, representing a decrease of $2,023 or 0.40%. Total interest income increased slightly during the three month period as compared to the same three month period in 2003 due primarily to an increase in earning assets. Interest expense declined as a result of deposit liabilities repricing at lower interest rates. Net interest income was marginally higher in the three months ended June 30, 2004 as compared to the same period in 2003.

The provision for credit losses was $225,000 for the quarter ended June 30, 2004 and $150,000 for the quarter ended June 30, 2003. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest expense for the three months ended June 30, 2004 increased by $97,978, or 7.31% over the same quarter in the previous year due to increase in employee costs, as well as costs associated with additional branching activities which occurred during the period. During the quarter, Bank of Botetourt opened its Fairfield office in Rockbridge County.

Financial Condition

As a result of strong loan demand in our operating markets, total loans have increased by $15,659,703 during the first six months of 2004. The funding of these new loans is attributable to matured and called investments and increased deposits. Investment securities amounting to $9,700,656 either matured or were called during the first six months of 2004 and deposits have increased by $15,376,529 during the same period. Total assets increased by $11,640,192 to $207,605,464.

Stockholders’ equity totaled $18,218,786 at June 30, 2004 compared to $17,757,860 at December 31, 2003. The $460,926 increase during the period was the result of earnings for the six months combined with a decrease in the market value of securities that are classified as available for sale and also capital stock issued from employee stock purchase plans offset by dividends paid for the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of June 30, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Botetourt Bankshares, Inc. held its annual shareholders’ meeting on Wednesday, May 19, 2004, at 2:30 p.m. at the Buchanan Theatre on Main Street in Buchanan, VA. The matters voted upon were the election of eight directors and any other business that properly came before the meeting, or any adjournment thereof. A total of 890,611 votes were cast. The vote is summarized as follows.

1.	Director Name	Shares Voted FOR	Shares WITHHELD

	Edgar K. Baker	890,611	—
	G. Lyn Hayth, III	890,611	—
	Joyce R. Kessinger	890,611	—
	Gerald A. Marshall	890,244	367
	Tommy L. Moore	890,611	—
	D. Bruce Patterson	890,611	—
	H. Watts Steger, III	890,611	—
	F. Lindsey Stinnett	890,611	—
	John B. Williamson, III	890,611	—

2.	No other business came before the meeting requiring a vote.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certification of H. Watts Steger, III, Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32	Certification of H. Watts Steger, III, Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: August 10, 2004	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chairman and Chief Financial Officer