Form 10QSB
period 2004-09-30
BOTETOURT BANKSHARES INC
filed 2004-11-05
CIK 1172229

Quarterly Report for Period Ending 09-30-04

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of November 3, 2004 was 1,232,745.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BOTETOURT BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

BOTETOURT BANKSHARES, INC.

Balance Sheets

September 30, 2004 and December 31, 2003

	(Unaudited)	(Audited)
	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$12,306,602	$13,002,989
Interest-bearing deposits with banks	194,598	249,475
Federal funds sold	1,449,000	—
Investment securities available for sale	21,833,259	27,399,431
Investment securities held to maturity	2,434,450	2,433,891
Restricted equity securities	435,600	370,200
Loans, net of allowance for loan losses of $2,050,385 at September 30, 2004 and $1,688,812 at December 31, 2003	162,562,439	144,387,731
Property and equipment, net	5,853,574	5,428,561
Accrued income	929,073	989,642
Foreclosed assets	50,000	135,785
Other assets	1,195,758	1,567,567

Total assets	$209,244,353	$195,965,272

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$28,275,910	$24,372,998
Interest-bearing deposits	161,275,464	149,029,870

Total deposits	189,551,374	173,402,868

Federal funds purchased	—	3,971,000
Accrued interest payable	377,559	368,819
Other liabilities	291,732	464,725

Total liabilities	190,220,665	178,207,412

Commitments and contingencies

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,232,745 issued and outstanding at September 30, 2004 and 1,230,924 issued and outstanding at December 31, 2003	1,232,745	1,230,924
Additional paid-in capital	1,361,970	1,328,190
Retained earnings	15,972,055	14,658,543
Accumulated other comprehensive income (loss)	456,918	540,203

Total stockholders’ equity	19,023,688	17,757,860

Total liabilities and stockholders’ equity	$209,244,353	$195,965,272

BOTETOURT BANKSHARES, INC.

Statements of Income

For the Nine Months ended September 30, 2004 and 2003 (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$8,085,789	$7,480,725
Federal funds sold	21,847	44,649
Investment securities taxable	393,692	770,681
Investment securities exempt from federal income tax	303,568	307,497
Deposits with banks	1,642	1,840

Total interest income	8,806,538	8,605,392

Interest expense
Deposits	2,463,632	2,864,874
Federal funds purchased	13,751	2,247

Total interest expense	2,477,383	2,867,121

Net interest income	6,329,155	5,738,271
Provision for loan losses	600,000	450,000

Net interest income after provision	5,729,155	5,288,271

Non interest income
Service charges on deposit accounts	407,011	318,496
Other income	561,384	557,926

Total non interest income	968,395	876,422

Non interest expense
Salaries and employee benefits	2,391,333	2,281,662
Occupancy and equipment expense	559,126	462,903
Other expense	1,240,390	1,343,617

Total non interest expense	4,190,849	4,088,182

Income before income taxes	2,506,701	2,076,511

Income tax expense	774,056	608,477

Net income	$1,732,645	$1,468,034

Basic earnings per share	$1.41	$1.19

Diluted earnings per share	$1.41	$1.19

Basic weighted average shares outstanding	1,232,612	1,230,384

Diluted average shares outstanding	1,233,282	1,230,896

BOTETOURT BANKSHARES, INC.

Statements of Income

For the Three Months ended September 30, 2004 and 2003 (Unaudited)

	Three Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$2,779,037	$2,636,397
Federal funds sold	14,762	12,619
Investment securities taxable	118,154	209,253
Investment securities exempt from federal income tax	101,624	99,246
Deposits with banks	585	610

Total interest income	3,014,162	2,958,125

Interest expense
Deposits	846,385	908,076
Federal funds purchased	—	2,247

Total interest expense	846,385	910,323

Net interest income	2,167,777	2,047,802
Provision for loan losses	150,000	150,000

Net interest income after provision	2,017,777	1,897,802

Non interest income
Service charges on deposit accounts	156,222	107,641
Other income	232,585	200,443

Total non interest income	388,807	308,084

Non interest expense
Salaries and employee benefits	808,098	710,314
Occupancy and equipment expense	197,142	161,862
Other expense	475,619	520,674

Total non interest expense	1,480,859	1,392,850

Income before income taxes	925,725	813,036
Income tax expense	280,800	239,013

Net income	$644,925	$574,023

Basic earnings per share	$0.52	$0.47

Diluted earnings per share	$0.52	$0.47

Basic weighted average shares outstanding	1,232,745	1,230,924

Diluted average shares outstanding	1,233,578	1,231,436

BOTETOURT BANKSHARES, INC.

Statement of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2004 (Unaudited) and the Year ended December 31, 2003 (Audited)

					Accumulated Other Comprehensive Income (Loss)	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount
December 31, 2002	1,228,514	$1,228,514	$1,281,166	$13,199,861	$579,364	$16,288,905

Net income	—	—	—	1,926,216	—	1,926,216
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(19,579)	—	—	—	—	(38,006)	(38,006)
Reclassified securities gains realized, net of taxes of $(595)	—	—	—	—	(1,155)	(1,155)

Total comprehensive income						1,887,055

Dividends declared ($.38 per share)	—	—	—	(467,534)	—	(467,534)
Stock issued	2,410	2,410	47,024	—	—	49,434

Balance, December 31, 2003	1,230,924	1,230,924	1,328,190	14,658,543	540,203	17,757,860

Comprehensive income
Net income	—	—	—	1,732,645	—	1,732,645
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(42,681)	—	—	—	—	(82,852)	(82,852)
Reclassified securities gains realized, net of taxes of $(223)	—	—	—	—	(433)	(433)

Total comprehensive income						1,649,360

Dividends declared ($0.34 per share)	—	—	—	(419,133)	—	(419,133)
Stock issued	1,821	1,821	33,780	—	—	35,601

September 30, 2004	1,232,745	$1,232,745	$1,361,970	$15,972,055	$456,918	$19,023,688

BOTETOURT BANKSHARES, INC.

Statements of Cash Flows

For the Nine Months ended September 30, 2004 and 2003 (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$1,732,645	$1,468,034
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	382,566	305,210
Provision for loan losses	600,000	450,000
Deferred income taxes	(87,228)	(123,268)
Net realized (gains) losses on sales of property and equipment	(3,249)	42,266
Net realized losses on sales of foreclosed properties	5,785	20,000
Accretion of discount on securities, net of amortization of premiums	(6,755)	(11,124)
Changes in assets and liabilities:
Accrued income	65,529	30,803
Other assets	410,725	234,333
Accrued interest payable	8,740	(150,739)
Other liabilities	(130,089)	350,337

Net cash provided by operating activities	2,978,669	2,615,852

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	54,877	(39,110)
Net (increase) decrease in federal funds sold	(1,449,000)	11,067,000
Purchases of investment securities	(6,094,221)	(19,655,392)
Maturities of investment securities	11,475,656	26,387,550
Net increase in loans	(18,774,708)	(24,154,655)
Purchases of properties and equipment, net	(761,634)	(754,110)
Proceeds from sale of foreclosed assets	80,000	—
Purchase of foreclosed assets	—	(85,785)

Net cash used in investing activities	(15,469,030)	(7,234,502)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	3,902,912	2,693,665
Net increase (decrease) in interest-bearing deposits	12,245,594	564,213
Net increase (decrease) in federal funds purchased	(3,971,000)	6,210,000
Common stock issued	35,601	49,434
Dividends paid	(419,133)	(344,442)

Net cash used in financing activities	11,793,974	9,172,870

Net increase (decrease) in cash & cash equivalents	(696,387)	4,554,220

Cash and cash equivalents, beginning	13,002,989	7,880,288

Cash and cash equivalents, ending	$12,306,602	$12,434,508

Supplemental disclosure of cash flow information
Interest paid	$2,468,643	$3,017,860

Income taxes paid	$524,000	$590,900

Supplemental schedule of noncash investing activities
Other real estate acquired in settlement of loans	$—	$—

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

The consolidated financial statements as of September 30, 2004 and for the periods ended September 30, 2004 and 2003 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2003, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30.

	2004	2003
Balance, beginning	$1,688,812	$1,413,997
Provision charged to expense	600,000	450,000
Recoveries of amounts charged off	44,517	137,321
Amounts charged off	(282,944)	(286,411)

Balance, ending	$2,050,385	$1,714,907

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2004 and 2003 is as follows:

	2004	2003
Commitments to extend credit	$30,021,591	$25,048,533

Standby letters of credit	$1,938,002	$2,178,994

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

	September 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income(1)	$1,718,785	$1,468,034

Pro forma earnings per common share(1)	$1.39	$1.19

Pro forma earnings per diluted share(1)	$1.39	$1.19

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the nine months ended September 30, 2004 was $1,732,645 compared to $1,468,034 for the same period last year, representing an increase of $264,611 or 18.02%. Total interest income increased in the first nine months of 2004 as compared to the first nine months of 2003 due primarily to an increase in earning assets. Interest expense declined as a result of deposit liabilities repricing at lower interest rates. Net interest income was marginally higher for the nine months ended September 30, 2004 as compared to the same period in 2003.

The provision for credit losses was $600,000 for the nine months ended September 30, 2004 and $450,000 for the nine months ended September 30, 2003. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income increased $91,973 or 10.49% compared to the same period in 2003.

For the nine months ended September 30, 2004, non-interest expense increased by $102,667, or 2.51%, reflecting management’s efforts to control expenses and increase profitability. During the second quarter of 2004, Bank of Botetourt opened its Fairfield office in Rockbridge County.

Net income for the three months ended September 30, 2004 was $644,925 compared to $574,023 for the same period last year, representing an increase of $70,902 or 12.35%. Total interest income increased slightly during the three month period as compared to the same three month period in 2003 due primarily to an increase in earning assets. Interest expense declined as a result of deposit liabilities repricing at lower interest rates. Net interest income was marginally higher in the three months ended September 30, 2004 as compared to the same period in 2003.

The provision for credit losses was $150,000 for the quarter ended September 30, 2004 and $150,000 for the quarter ended September 30, 2003. Management believes the provision and the resulting allowance for loan losses are adequate.

Compared to the third quarter of 2003, non-interest income increased $80,723.

Non-interest expense for the three months ended September 30, 2004 increased by $88,009, or 6.32% over the same quarter in the previous year due to increase in employee costs, as well as costs associated with additional branching activities which occurred during the period.

Financial Condition

As a result of strong loan demand in our operating markets, total loans have increased by $18,536,281 during the first nine months of 2004. The funding of these new loans is attributable to matured and called investments and increased deposits. Investment securities amounting to $11,475,656 either matured or were called during the first nine months of 2004 and deposits have increased by $16,148,506 during the same period. Total assets increased by $13,279,081 to $209,244,353.

Stockholders’ equity totaled $19,023,688 at September 30, 2004 compared to $17,757,860 at December 31, 2003. The $1,265,828 increase during the period was the result of earnings for the nine months combined with capital stock issued from employee stock purchase plans offset by dividends paid for the period and a decrease in the market value of securities that are classified as available for sale.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of September 30, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Botetourt Bankshares, Inc.

Date: November 5, 2004	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chairman and Chief Financial Officer