Form 10KSB
period 2004-12-31
BOTETOURT BANKSHARES INC
filed 2005-03-25
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 000-49787

BOTETOURT BANKSHARES, INC.

(Exact Name of Issuer as Specified in Its Charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification Number)

19747 Main Street
Buchanan, Virginia	24066
(Address of Principal Executive Offices)	(Zip Code)

(540) 591-5000

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $13,334,493.

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,111,694 shares) computed by reference to the closing price of such stock was $26,680,656 as of March 25, 2005.

The number of shares of outstanding common stock of the issuer as of March 25, 2005 is 1,235,668.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s Proxy Statement dated April 7, 2005 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    YES  ☐    NO  ☒

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

Bank of Botetourt was founded in 1899 and currently operates eight offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s operations center for the Bank is located in Buchanan. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County offices are located at 65 East Midland Trail in Lexington, Virginia and 5905 North Lee Highway in Fairfield, Virginia. A substantial portion of the Company’s market is located in the large Roanoke Valley Metropolitan Statistical Area. This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and a relatively modest governmental employment.

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

The population in the Roanoke MSA was estimated at 291,100 at year-end 2003. The Roanoke MSA’s recent growth has been slower than that in other key Virginia markets, according to the Virginia Employment Commission. The Roanoke MSA had an unemployment rate of 3.6% in December 2004, compared with 3.4% for Virginia and 5.1% nationally.

Over 6,500 businesses operated in the Roanoke MSA recently. The business community in the Roanoke MSA is diverse. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers, although most do not directly affect the Company’s performance, since these employers are not close to the Bank’s current branches. Other large employers include Norfolk Southern Corporation, Wachovia Corporation, The Kroger Co., General Electric Co., and American Electric Power. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include Mohawk Carpet, Botetourt County Schools, Dynax America Corporation, Roanoke Cement Company, Koyo Steering Systems of USA, Inc., and Gala Industries.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 84.90% of the earning assets of the Bank at December 31, 2004 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President, the Vice President of credit administration, all commercial loan officers, and three outside directors. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2004 the Bank had 25.75% of the loan portfolio in single and multi-family housing, 35.66% in non-farm, non-residential loans, 5.11% in farm related real estate loans and 13.56% in real estate construction loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 10.82% of the portfolio at year-end 2004. Consumer loans make up approximately 8.03% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base. The remaining loan portfolio consists of other loans and leases that make up 1.07% of the Bank’s total portfolio.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 87.31% of the Bank’s total deposits at December 31, 2004. Certificates of deposit in denominations of $100,000 or more represented the remaining 12.69% of deposits at year end.

Employees

At December 31, 2004, the Company had 82 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

Currently, in Botetourt County, the Company competes with five other commercial banks which operate 16 branches in the county. As of June 30, 2004, the Company held 41.73% of the deposits in Botetourt County, which represents the largest market share of all financial institutions in the county. The Company held 8.66% of the market share of Rockbridge County and 3.22% of the market share of Roanoke County.

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

General

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) including the filing of periodic reports with the SEC. The SEC makes such filings available on their website www.sec.gov. These filings may also be found on the Bank’s website www.bankofbotetourt.com.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

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

Capital

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

Reporting Terrorist Activities: The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001 terrorist attacks and other attacks as they may occur and are investigated. The Bank has been requested, and may be requested in the future, to search its records for any relationships or transactions with persons on those lists. In addition, on an ongoing basis, the Office of Foreign Assets Control (“OFAC”), a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze that account, file a suspicious activity report and notify the FBI. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. Virtually all of the cash revenues of the Company results from dividends paid to the Company by the Bank. Under Virginia law a Virginia chartered bank may not declare a dividend in excess of its undivided profits. In addition, as a Virginia corporation the Bank may not declare a dividend if after the dividend it cannot pay its debts as they become due or its assets would exceed its liabilities. A bank may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized”, as defined in regulations of the FDIC. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if, (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

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

Office Location & Phone	Year Opened	Square Footage	Owned or Leased
Main Office Buchanan Office 19747 Main Street Buchanan, VA 24066 540-254-1721	1923	6200	Owned

Daleville Office 670 Roanoke Rd Daleville, VA 24083 540-992-4777	1989	3000	Owned

Eagle Rock Office 58 Railroad Ave Eagle Rock, VA 24085 540-884-2265	1993	1600	Owned

Troutville Office 5462 Lee Highway Troutville, VA 24175 540-966-3850	1995	5000	Owned

Operations Center 19800 Main Street Buchanan, VA 24066 540-473-1173	1995	8500	Owned

Bonsack Office 3801 Challenger Ave Roanoke, VA 24012 540-777-2265	1997	1850	Owned

Lexington Office 65 East Midland Trail Lexington, VA 24450 540-463-7224	2003	7600	Owned

Peters Creek Office 3130 Peters Creek Rd Roanoke, VA 24019 540-777-2010	2001	1650	Owned

Fairfield Office 5905 North Lee Highway Fairfield, VA 24435 540-377-5270	2004	2000	Owned

The Company acquired a building adjacent to its Troutville branch in 2004 which will become the Loan Administration building. The Company is in the process of remodeling the building and expects the building to be operational in the second quarter of 2005.

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

No matters were submitted to a vote of Company’s shareholders during the fourth quarter of 2004.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2004 to December 31, 2004, the selling price of shares of Common Stock ranged from $20.00 to $24.00. There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

	High	Low
2003:
1st Quarter	23.00	21.00
2nd Quarter	23.00	23.00
3rd Quarter	23.00	22.00
4th Quarter	23.00	22.00

2004:
1st Quarter	23.25	20.00
2nd Quarter	23.50	20.50
3rd Quarter	24.00	23.00
4th Quarter	24.00	22.50

Dividends Declared

2003:

January	0.09
April	0.09
July	0.10
October	0.10

2004:

January	0.11
April	0.11
July	0.12
October	0.12

As of March 15, 2005, there were approximately 775 record holders of Common stock.

The Company is a legal entity separate and distinct from its subsidiary, and its cash revenues depend primarily on the payment of dividends from the Bank. The Bank is subject to certain legal restrictions on the amount of dividends it is permitted to pay to the Company. In addition, the final determination of the timing, amount and payment of dividends on shares of the Company’s Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.

Item 6: Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Botetourt Bankshares, Inc.’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

Botetourt Bankshares, Inc., the parent company of Bank of Botetourt, currently operates eight offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The operations center for the Bank is located in Buchanan. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County offices are located at 65 East Midland Trail in Lexington and 5905 N. Lee Highway in Fairfield.

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

Earnings increased by 24.6% in 2004 to $2.400 million compared to $1.926 million for 2003 and $1.721 million in 2002. Return on average assets amounted to 1.17% in 2004, 1.03% in 2003, and 0.98% in 2002. During 2004, 2003 and 2002, revenues from the Bank of Botetourt represented approximately 99% of Botetourt Bankshares, Inc.’s total revenues. All of these ratios compare favorably to members of the Company’s peer group.

Average equity to average assets shows the Company with a strong capital position with a ratio of 8.97% at December 31, 2004. The Company’s capital position continues to be in line with its peer group’s average.

The total assets of Botetourt Bankshares, Inc. grew to $213.3 million from $196.0 million, an 8.9% increase, continuing our strategy to grow the Company.

On July 20, 2002, the Sarbanes-Oxley Act was signed to increase the reliability of financial statements issued by public companies. The Act increases the number of independent parties responsible for the issuance of the financial statements and increases the independence of those already involved in the financial statement process. At December 31, 2004, the Company was in compliance with the Act.

Management plans to continue increasing market share by expanding to contiguous markets using earnings from operations to fund the Company’s growth. Currently, management of Botetourt Bankshares, Inc. has no plans to raise capital for its expansion through external sources.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Table 1. Net Interest Income and Average Balances (thousands)

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Deposit in other banks	$208	$2	0.96%	$232	$2	0.87%	$200	$3	1.50%
Taxable investment securities	14,663	521	3.55%	25,530	977	3.83%	23,071	1,098	4.76%
Nontaxable investment securities	9,412	408	4.33%	9,010	405	4.50%	8,386	377	4.50%
Federal funds sold	3,639	55	1.51%	4,088	45	1.10%	10,136	159	1.57%
Loans, net[1]	158,934	11,029	6.94%	129,681	10,023	7.73%	117,856	10,051	8.53%

Total interest-earning assets	186,856	12,015		168,541	11,452		159,649	11,688

Yield on average interest-earning assets			6.43%			6.80%			7.32%

Noninterest-earning assets:
Cash and due from banks	10,752			9,654			7,260
Premises and equipment	5,713			4,955			4,155
Interest receivable and other	3,311			3,259			3,601

Total noninterest-earning assets	19,776			17,868			15,016

Total assets	$206,632			$186,409			$174,665

Interest-bearing liabilities:
Demand deposits	$20,589	21	0.10%	$18,056	23	0.13%	$17,121	47	0.27%
Savings and money markets	39,405	264	0.67%	33,709	266	0.79%	29,230	487	1.67%
Time deposits	99,445	3,041	3.06%	93,737	3,384	3.61%	92,152	4,063	4.41%
Other borrowings	953	14	1.47%	888	13	1.47%	—	—	—%

Total interest-bearing liabilities	160,392	3,340		146,390	3,686		138,503	4,597

Cost on average interest- bearing liabilities			2.08%			2.52%			3.32%

Noninterest-bearing liabilities
Demand deposits	26,788			22,014			19,595
Interest payable and other	913			964			927

Total noninterest-bearing liabilities	27,701			22,978			20,522

Total liabilities	188,093			169,368			159,025

Stockholders’ equity	18,539			17,041			15,640

Total liabilities and stockholders’ equity	$206,632			$186,409			$174,665

Net interest income		$8,675			$7,766			$7,091

Net yield on interest-earning assets			4.64%			4.61%			4.44%

(1)	Average loan balances include nonaccrual loans

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

Net interest income increased in 2004 to $8.7 million compared to $7.8 million in 2003 and $7.1 million in 2002. Competition for deposits and loans continue to be a major factor in net margins as does predatory pricing and competition from unregulated organizations. The net interest margin for 2004 increased by 3 basis points to 4.64% compared to 4.61% for 2003 and 4.44% for 2002. The effects of changes in volumes and rates on net interest income in 2004 compared to 2003, and 2003 compared to 2002 are shown in Table 2.

Interest income for 2004 increased by $500,000 to $12.0 million from $11.5 million in 2003. Interest income in 2002 totaled $11.7 million. The increase in interest income in 2004 from 2003 was the result of an increase in loan volume. The decrease in interest income in 2003 from 2002 was the result of lower interest rates.

Interest expense continued to decrease in 2004 to $3.3 million from $3.7 million in 2003 and $4.6 million in 2002. The $400,000 decrease in 2004 from 2003 was due primarily to lower rates paid on deposits. Interest expense decreased by $900,000 in 2003 from 2002 which also was a result of lower rates paid on deposits. Interest paid on time deposits, which make up the largest portion of interest-bearing deposits, decreased $343,000, or 10.1%, from 2003 to 2004. The average rate paid on time deposits decreased 55 basis points to 3.06% in 2004 from 3.61% in 2003 and 4.41% in 2002.

Table 2. Rate/Volume Variance Analysis (thousands)

	2004 Compared to 2003			2003 Compared to 2002
	Interest Income/ Expense Variance	Variance Attributed To		Interest Income/ Expense Variance	Variance Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets:
Deposits in other banks	$—	$—	$—	$(1)	$(1)	$—
Taxable investment securities	(456)	(67)	(389)	(121)	(230)	109
Nontaxable investment securities	3	(12)	15	28	—	28
Federal funds sold	10	1	9	(114)	(39)	(75)
Loans	1,006	(293)	1,299	(28)	(990)	962

Total	563	(371)	934	(236)	(1,260)	1,024

Interest-bearing liabilities:
Demand deposits	(2)	—	(2)	(24)	(26)	2
Savings deposits	(2)	—	(2)	(221)	(286)	65
Time deposits	(343)	22	(365)	(679)	(745)	66
Other borrowings	1	—	1	13	—	13

Total	(346)	22	(368)	(911)	(1,057)	146

Net interest income	$909	$(393)	$1,302	$675	$(203)	$878

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.
(2)	Balances of nonaccrual loans have been included in average loan balances.

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

The Bank has experienced loan growth in the past three years that exceeds its historic rate of growth. The combination of growth in new markets and experience with specific credits and classes of credits (discussed in Table 6) has created the need for an increase in the loan loss provision in order to maintain the reserve at an adequate level. Bank management has implemented a comprehesive loan review program which utilizes four methods in the determination of the Bank’s loan loss reserve. These calculation methods include an anlysis of the Bank’s historical loan losses, a benchmark comparision to peer group banks, an anlysis of non-performing loans coverage and an analysis of the Bank’s watch list data, based upon both a formula method and a case-by-case method. While the Bank experienced above-average loan growth in 2004, asset quality remains satisfactory, increasing slightly during the year. Nonperforming assets as year-end 2004 were 0.98% of loans outstanding as compared to 0.85% at year-end 2003. The loan growth experienced by the Bank during the past three years has resulted in above-average provisions to the loan loss reserve during this period in order to assure the adequacy of the reserve.

Reallocation of the allowance among different segments of the portfolio, notably an increase in the allocation applicable to commercial loans, has been influenced by an increase in the growth rate for loans in this category, relative to the other categories.

In 2004, management increased the provision for loan losses reserve to $725,000 from $625,000 in 2003. The provision for loan losses was $975,000 in 2002. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2004 was 1.25% as compared to 1.17% in 2003 and 1.22% in 2002.

Additional information is contained in Tables 12, 13 and 14, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds items and fees charged for nondeposit services such as safe deposit box rental fees, letters of credit fees, and gains realized on the sale of fixed assets. Noninterest income totaled $1.320 million in 2004, an increase of $171,000 from the $1.149 million recorded in 2003. Noninterest income in 2002 totaled $1.281 million. The primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Sources of Noninterest Income (thousands)

	2004	2003	2002
Service charges on deposit accounts	$760	$622	$589
Other service charges and fees	182	181	215
Title insurance commissions	175	176	171
Safe deposit box rent	19	20	18
Gain on the sale of securities	1	2	3
Gain on sale of foreclosed assets	—	—	70
Other income	183	148	215

Total noninterest income	$1,320	$1,149	$1,281

Other Expense

Noninterest expense for 2004 increased by $265,000 or 4.8% to $5.8 million. Noninterest expense in 2003 was $5.6 million and $4.9 million in 2002 (see Table 4). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 58.4% in 2004, 62.5% in 2003 and 59.1% in 2002.

The opening of new branches in Rockbridge and Roanoke Counties have resulted in higher personnel, occupancy, and furniture and equipment expenses. Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Sources on Noninterest Expense (thousands)

	2004	2003	2002
Salaries & wages	$2,523	$2,344	$2,197
Employee benefits	856	774	608

Total personnel expense	3,379	3,118	2,805
Occupancy expense	360	291	260
Furniture & equipment	458	429	390
Printing & supplies	115	111	103
FDIC deposit insurance	26	26	26
Professional services	100	95	132
Postage	82	84	75
Telephone	118	116	114
Courier fees	44	36	37
Education & seminars	32	34	35
Travel expense	24	25	26
Director fees and expense	71	62	54
Advertising and public relations	176	141	123
Insurance expense	26	25	23
Capital stock tax	118	107	101
Outside services	155	168	144
Foreclosed assets, net	1	62	—
Other operating expense	549	639	501

Total noninterest expense	$5,834	$5,569	$4,949

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

Income tax expense (substantially all Federal) was $1,035,716 in 2004, $794,027 in 2003 and $727,861 for 2002 representing 30.1%, 29.2% and 29.7% of income before income taxes, respectively. Tax expense increased $241,689 or 30.4% from 2003 to 2004.

The Bank’s deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

At December 31, 2004, the Company had a net deferred income tax asset of approximately $43,000, which was included in other assets, compared to a net deferred income tax liability of $183,000 at December 31, 2003 which was included in other liabilities. The deferred income tax asset in 2004 consisted primarily of a deferred tax benefit of a $544,000 temporary difference in provision for loan losses offset by $190,000 unrealized appreciation on investment securities available for sale and a $291,000 temporary difference in depreciation.

Earning Assets

Average earning assets increased $18.3 million in 2004 from the 2003 average of $168.5 million. Total average earning assets represented 90.4% of total average assets in 2004 and 2003. The percentage mix of average earning assets changed in 2004 with an increase in average loans and a decrease in federal funds sold and a decrease in investment securities. Average federal funds sold accounted for 1.8% of total average assets compared to 2.2% in 2003. Average federal funds sold decreased in 2004 to provide funding for loan growth and investment securities. Average interest bearing bank balances accounted for 0.1% of total average assets in both 2004 and 2003. Average loans accounted for 76.9% of total average assets in 2004 compared to 69.6% in 2003. For 2002, average net loans represented 67.5% of average assets. A summary of average assets for the past three years is shown in Table 5.

Table 5. Average Asset Mix (thousands)

	2004		2003		2002
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$158,934	76.9	$129,681	69.6	$117,856	67.5
Investment securities	24,075	11.6	34,540	18.5	31,457	18.0
Federal funds sold	3,639	1.8	4,088	2.2	10,136	5.8
Deposits in other banks	208	0.1	232	0.1	200	0.1

Total earning assets	186,856	90.4	168,541	90.4	159,649	91.4

Nonearning assets:
Cash and due from banks	10,752	5.2	9,654	5.2	7,260	4.1
Premises and equipment	5,713	2.8	4,955	2.7	4,155	2.4
Other assets	3,311	1.6	3,259	1.7	3,601	2.1

Total nonearning assets	19,776	9.6	17,868	9.6	15,016	8.6

Total assets	$206,632	100.0	$186,409	100.0	$174,665	100.0

Loans

Average net loans totaled $158.9 million during 2004, an increase of $29.3 million or 22.6% more than 2003. A significant portion of the loan portfolio, $137.0 million or 80.1%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 25.7% of total loans at the end of 2004 while nonfarm/nonresidential properties make up 35.7%.

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low- and moderate-income areas. The market area is generally defined to be all or portions of the Botetourt, Roanoke and Rockbridge counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Predatory pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type for the last five years, and the maturity distribution of variable and fixed rate loans as of year-end 2004 are presented in Table 6 and Table 7, respectively.

Table 6. Loan Portfolio Summary (thousands)

	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$88,404	74,649	$54,878	$50,122	$45,502
Real estate, construction	23,194	18,834	15,352	18,851	15,761
Real estate, mortgage	43,931	38,560	31,818	34,410	33,158
Installment loans to individuals, other	15,518	13,960	13,711	14,518	14,230
Leases	40	74	126	275	211

Total	$171,087	$146,077	$115,885	$118,176	$108,862

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 6.94% in 2004 compared to an average yield of 7.73% in 2003.

Table 7. Maturity Schedule of Loans (thousands)

	2004
	Other Real Estate	Commercial Finanical and Agricultural	Construction and Development	Others	Total
					Amount	%
Fixed rate loans:
Three months or less	$622	$702	$2,453	$2,451	$6,228	3.7%
Over three months to twelve months	3,532	954	2,607	1,648	8,741	5.1%
Over twelve months to three years	2,794	2,513	784	4,062	10,153	5.9%
Over three years to five years	1,652	2,684	344	4,810	9,490	5.6%
Over five years to fifteen years	10,827	428	280	274	11,809	6.9%
Over fifteen years	2,078	—	23	—	2,101	1.2%

Total fixed rate loans	21,505	7,281	6,491	13,245	48,522	28.4%

Variable rate loans:
Three months or less	23,659	9,935	15,272	1,339	50,205	29.3%
Over three months to twelve months	10,530	293	62	92	10,977	6.4%
Over twelve months to three years	22,189	406	708	44	23,347	13.7%
Over three years to five years	35,423	598	661	—	36,682	21.4%
Over five years to fifteen years	516	—	—	838	1,354	0.8%
Over fifteen years	—	—	—	—	—	—%

Total variable rate loans	92,317	11,232	16,703	2,313	122,565	71.6%

Total loans:
Three months or less	24,281	10,637	17,725	3,790	56,433	33.0%
Over three months to twelve months	14,062	1,247	2,669	1,740	19,718	11.5%
Over twelve months to three years	24,983	2,919	1,492	4,106	33,500	19.6%
Over three years to five years	37,075	3,282	1,005	4,810	46,172	27.0%
Over five years to fifteen years	11,343	428	280	1,112	13,163	7.7%
Over fifteen years	2,078	—	23	—	2,101	1.2%

Total loans	$113,822	$18,513	$23,194	$15,558	$171,087	100.0%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agencies, and State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2004 by major types of investments and maturity ranges.

At December 31, 2004, the market value of the investment portfolio was $26.0 million, representing a $578,000 unrealized appreciation above amortized cost. This compared to a market value of $29.9 million and a $889,000 unrealized appreciation above amortized cost a year earlier.

Table 8. Investment Securities (thousands)

December 31, 2004

	Amortized Cost Due
	In One Year or Less	After One Through Five Yrs.	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities:
US Government Agencies and Mortgage Backed Securities	$500	$14,036	$1,000	$—	$15,536	$15,442
State and political subs.	550	3,312	5,505	299	9,666	9,887
Other	—	250	—	—	250	701

Total	$1,050	$17,598	$6,505	$299	$25,452	$26,030

Weighted average yields:
U.S. Government agencies and Mortgage Backed Securities	1.70%	3.35%	3.85%	—%
States and political subs.	6.79%	6.30%	5.45%	5.15%
Other	—%	6.00%	—%	—%

Consolidated	4.37%	3.94%	5.20%	5.15%	4.30%

	2003		2002
	Book Value	Market Value	Book Value	Market Value
Investment securities:
U.S. Government agencies and Mortgage Backed Securities	$19,684	$19,749	$29,575	$29,946
States and political subdivisions	9,081	9,498	9,167	9,475
Other	250	657	250	557

Total	$29,015	$29,904	$38,992	$39,978

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

Average total deposits for the year ended December 31, 2004 amounted to $186.2 million which was an increase of $18.7 million, or 11.2% over 2003. The percentage of the Bank’s average deposits that are interest-bearing decreased to 85.6% in 2004 from 86.9% in 2003. Average demand deposits which earn no interest increased to $26.8 million in 2004 from $22.0 million in 2003 and $19.6 million in 2002. Average deposits and average rates paid for the past three years are summarized in Table 9.

Table 9. Deposit Mix (thousands)

	2004		2003	2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
NOW accounts	$20,589	0.10%	$18,056	0.13%	$17,121	0.27%
Money Market	14,087	0.98%	9,491	0.76%	9,145	1.10%
Savings	25,319	0.50%	24,218	0.80%	20,085	1.92%
Small denomination certificates	76,517	2.99%	73,503	3.58%	73,095	4.37%
Large denomination certificates	22,928	3.30%	20,234	3.70%	19,057	4.57%

Total interest-bearing deposits	159,440	2.09%	145,502	2.52%	138,503	3.32%
Noninteresting-bearing deposits	26,788		22,014		19,595

Total deposits	$186,228		$167,516		$158,098

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $2.7 million or 13.3%, in 2004. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2004.

Table 10. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2004:

Remaining maturity of three months or less	$3,501
Remaining maturity over three through twelve month	9,018
Remaining maturity over twelve months	11,931

Total time deposits of $100,000 or more	$24,450

Capital Adequacy

Stockholders’ equity was $19.5 million at December 31, 2004, a 9.6% increase over the 2003 year-end total of $17.8 million. The increase was primarily a result of earnings partially offset by dividends and a decrease in the market value of available for sale securities. Average stockholders’ equity as a percentage of average total assets amounted to 9.0% in 2004 and 9.1% in 2003.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8%. As of December 31, 2004 the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 11.2% and 10.4%, respectively, and ratios of total capital to risk-weighted assets of 12.5% and 11.7%, respectively. These ratios continue to compare favorably to the Company’s peer group.

Table 11. Year-End Risk-Based Capital (thousands)

	2004		2003
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier I capital	$19,028	$17,640	$17,140	$15,941
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	2,122	2,119	1,689	1,689

Total regulatory capital	$21,150	$19,759	$18,829	$17,630

Total risk-weighted assets	$169,778	$169,490	$148,877	$148,667

Tier I as a percent of risk-weighted assets	11.2%	10.4%	11.5%	10.7%
Total regulatory capital as a percent of risk- weighted assets	12.5%	11.7%	12.7%	11.9%
Leverage ratio*	8.9%	8.3%	8.9%	8.4%

*	Tier I capital divided by average total assets for the quarter ended December 31.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2004, the Company and the Bank had ratios of year-end Tier I capital to average total assets for the fourth quarter of 2004 of 8.9% and 8.3%, respectively. Table 11 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2004 and 2003. All capital ratio levels indicate that the Company and the Bank are well capitalized.

At December 31, 2004 the Company had 1,232,745 shares of common stock outstanding which were held by approximately 775 shareholders of record.

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

Nonperforming assets are analyzed in Table 12 for the last five years.

Table 12. Nonperforming Assets

	2004	2003	2002	2001	2000
Non-accrual loans	$488,000	$219,000	$771,000	$293,000	$88,000
Loans past due 90 days or more	1,127,000	876,000	1,161,000	1,080,000	664,000
Foreclosed properties	65,000	136,000	70,000	70,000	70,000

	$1,680,000	$1,231,000	$2,002,000	$1,443,000	$822,000

Interest income, orginal terms
Non-accrual loans	$54,501	$25,150	$83,231	$25,234	$89,279
Loans past due 90 days or more	72,261	83,997	102,350	4,502	62,842
Troubled debt restructurings	—	—	—	—	—

	$126,762	$109,147	$185,581	$29,736	$152,121

Interest income, recognized
Non-accrual loans	$8,259	$1,112	$9,034	$6,001	$5,361
Loans past due 90 days or more	33,122	44,823	58,539	2,780	37,615
Troubled debt restructurings	—	—	—	—	—

Total	$41,381	$45,935	$67,573	$8,781	$42,976

Nonperforming assets to total loans
	0.98%	0.85%	1.73%	1.22%	0.76%

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

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Table 13. Loan Losses

	2004	2003	2002	2001	2000
Allowance for loan losses, beginning	$1,688,812	$1,413,997	$1,303,042	$1,083,955	$893,712
Provision for loan losses, added	725,000	625,000	975,000	550,000	400,000

Loans charged off
Commercial, financial and agricultural	(130,490)	(283,628)	(509,480)	(128,835)	(48,110)
Real estate, construction	—	(50,029)	—	—	—
Real estate, mortgage	(58,275)	(11,023)	(63,698)	—	—
Installment loans to individuals	(150,960)	(331,700)	(269,980)	(223,574)	(202,685)

	(339,725)	(626,351)	(893,187)	(352,409)	(250,795)

Recoveries of loans previously charged off
Commercial, financial and agricultural	7,778	192,258	4,952	5,119	22,960
Real estate, construction		—	—	—	—
Real estate, mortgage	1,764	24,282	91	—	—
Installment loans to individuals	47,905	59,626	24,099	16,377	18,078

	57,447	276,166	29,142	21,496	41,038

Net charge-offs	(282,278)	(350,185)	(864,045)	(330,913)	(209,757)

Allowance for loan losses, ending	$2,131,534	$1,688,812	$1,413,997	$1,303,042	$1,083,955

Net loan charge-offs as a percentage of average loans were 0.18% in 2004. Net loan charge-offs as a percentage of average loans were 0.27% in 2003 and 0.73% in 2002. Gross charge-offs during 2004 totaled $339,725. Recoveries during 2004 totaled $57,447.

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

The allowance for loan losses was approximately $2.13 million, or 1.25% of gross loans outstanding at December 31, 2004, an increase of $442,722 above the reserve at December 31, 2003. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 2004.

The allocation of the reserve for loan losses is detailed in Table 14 below:

Table 14. Allocation of the Reserve for Loan Losses (thousands)

	2004		2003		2002		2001		2000
Balance at end of period applicable to	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]
Commercial, financial and agricultural	$1,145	51.7%	$859	51.1%	$652	47.3%	$878	42.4%	$477	41.8%
Real estate, construction	199	13.5%	135	12.9%	148	13.2%	165	16.0%	177	14.5%
Real estate, mortgage	356	25.7%	458	26.4%	324	27.6%	120	29.1%	210	30.5%
Installment loans to individuals, other	432	9.1%	236	9.5%	290	11.8%	140	12.3%	220	13.0%
Leases	—	—%	1	0.1%	—	0.1%	—	0.2%	—	0.2%

Total	$2,132	100.0%	$1,689	100.0%	$1,414	100.0%	$1,303	100.0%	$1,084	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management.

Table 15. Interest Rate Sensitivity (thousands)

	December 31, 2004 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earnings assets:
Loans	$57,773	$29,496	$68,454	$15,364	$171,087
Investments	150	900	17,641	6,877	25,568
Interest-bearing deposits with banks	195	—	—	—	195
Federal funds sold	3,782	—	—	—	3,782

Total	$61,900	$30,396	$86,095	$22,241	$200,632

Interest-bearing deposits:
NOW accounts	$5,424	$—	$16,269	$—	$21,693
Money market	3,915	—	11,748	—	15,663
Savings	12,697	—	12,758	—	25,455
Certificates of deposit	13,806	36,286	51,955	—	102,047
Federal funds purchased	—	—	—	—	—

Total	$35,842	$36,286	$92,730	$—	$164,858

Interest sensitivity gap	$26,058	$(5,890)	$(6,635)	$22,241	$35,774
Cumulative interest sensitivity gap	$26,058	$20,168	$13,533	$35,774	$35,774
Ratio of sensitivity gap to total earning assets	12.99%	(2.94)%	(3.31)%	11.09%	17.83%
Cumulative ratio of sensitivity gap to total earning assets	12.99%	10.05%	6.75%	17.83%	17.83%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2004. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2004, the Bank appeared to be asset-sensitive with earning assets exceeding interest-bearing liabilities subject to changes in interest rates. Included in the interest-bearing liabilities subject to interest rate changes within three months are a portion of NOW accounts, money market accounts, and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits. A larger portion of these accounts are included in the thirteen to sixty month time period due to the fact that they are not considered as interest rate sensitive as other deposit liabilities. The Bank appears to be liability-sensitive in the four to twelve month time horizon and in the thirteen to sixty month time horizon.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 16. Key Financial Ratios

	2004	2003	2002
Return on average assets	1.17%	1.03%	0.98%
Return on average equity	12.95%	11.30%	11.01%
Average equity to average assets	8.97%	9.14%	8.96%
Dividend payout ratio	23.63%	24.27%	19.28%

Item 7: Financial Statements

Independent Auditor’s Report

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Larrowe & Company, PLC
Galax, Virginia
January 21, 2005

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks	$5,789,445	$13,002,989
Interest-bearing deposits with banks	194,700	249,475
Federal funds sold	3,782,000	—
Investment securities available for sale	23,752,840	27,399,431
Investment securities held to maturity	2,259,662	2,433,891
Restricted equity securities	439,700	370,200
Loans, net of allowance for loan losses of $2,131,534 in 2004 and $1,688,812 in 2003	168,955,408	144,387,731
Property and equipment, net	5,795,172	5,428,561
Accrued income	981,683	989,642
Foreclosed assets	50,000	135,785
Other assets	1,346,241	1,567,567

Total assets	$213,346,851	$195,965,272

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$27,790,202	$24,372,998
Interest-bearing deposits	164,857,274	149,029,870

Total deposits	192,647,476	173,402,868

Federal funds purchased	—	3,971,000
Accrued interest payable	394,572	368,819
Other liabilities	848,630	464,725

Total liabilities	193,890,678	178,207,412

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,232,745 and 1,230,924 shares issued and outstanding in 2004 and 2003, respectively	1,232,745	1,230,924
Additional paid-in capital	1,361,970	1,328,190
Retained earnings	16,491,678	14,658,543
Accumulated other comprehensive income (loss)	369,780	540,203

Total stockholders’ equity	19,456,173	17,757,860

Total liabilities and stockholders’ equity	$213,346,851	$195,965,272

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income
Loans and fees on loans	$11,028,391	$10,022,700	$10,050,841
Federal funds sold	55,295	44,976	158,893
Investment securities:
Taxable	520,900	976,549	1,067,590
Exempt from federal income tax	380,673	379,407	376,577
Dividend income	27,249	25,575	30,540
Deposits with banks	2,481	2,406	3,274

Total interest income	12,014,989	11,451,613	11,687,715

Interest expense
Deposits	3,325,837	3,673,333	4,596,742
Federal funds purchased	13,751	12,475	—

Total interest expense	3,339,588	3,685,808	4,596,742

Net interest income	8,675,401	7,765,805	7,090,973

Provision for loan losses	725,000	625,000	975,000

Net interest income after provision for loan losses	7,950,401	7,140,805	6,115,973

Noninterest income
Service charges on deposit accounts	760,277	622,215	588,647
Other service charges and fees	181,832	180,746	215,353
Commissions on title services	174,729	176,166	171,695
Net realized gains (losses) on sales of securities	656	1,750	2,750
Net gain on sale of foreclosed assets	—	—	69,740
Other income	202,010	167,766	233,068

Total noninterest income	1,319,504	1,148,643	1,281,253

Noninterest expense
Salaries and employee benefits	3,378,528	3,118,394	2,804,671
Occupancy	359,963	291,308	260,240
Equipment	458,379	428,727	390,034
Foreclosed assets, net	1,059	62,317	—
Advertising and public relations	176,090	141,228	122,607
Outside services	154,746	168,776	143,521
Other general and administrative	1,305,226	1,358,455	1,227,498

Total noninterest expense	5,833,991	5,569,205	4,948,571

Income before income taxes	3,435,914	2,720,243	2,448,655

Income tax expense	1,035,716	794,027	727,861

Net income	$2,400,198	$1,926,216	$1,720,794

Basic earnings per share	$1.95	$1.57	$1.40

Diluted earnings per share	$1.95	$1.56	$1.40

Basic weighted average shares outstanding	1,232,645	1,230,520	1,228,413

Diluted weighted average shares outstanding	1,233,356	1,230,880	1,228,965

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2001	1,225,808	$1,225,808	$1,232,129	$11,810,766	$223,899	$14,492,602
Net income	—	—	—	1,720,794	—	1,720,794
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $184,053	—	—	—	—	357,280	357,280
Reclassified securities gains realized, net of taxes of $(935)	—	—	—	—	(1,815)	(1,815)

Total comprehensive income						2,076,259

Dividends declared ($.27 per share)	—	—	—	(331,699)	—	(331,699)
Stock issued	2,706	2,706	49,037	—	—	51,743

Balance, December 31, 2002	1,228,514	1,228,514	1,281,166	13,199,861	579,364	16,288,905

Net income	—	—	—	1,926,216	—	1,926,216
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(19,579)	—	—	—	—	(38,006)	(38,006)
Reclassified securities gains realized, net of taxes of $(595)	—	—	—	—	(1,155)	(1,155)

Total comprehensive income						1,887,055

Dividends declared ($.38 per share)	—	—	—	(467,534)	—	(467,534)
Stock issued	2,410	2,410	47,024	—	—	49,434

Balance, December 31, 2003	1,230,924	1,230,924	1,328,190	14,658,543	540,203	17,757,860

Net income	—	—	—	2,400,198	—	2,400,198
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(87,570)	—	—	—	—	(169,990)	(169,990)
Reclassified securities gains realized, net of taxes of $(223)	—	—	—	—	(433)	(433)

Total comprehensive income						2,229,775

Dividends declared ($.46 per share)	—	—	—	(567,063)	—	(567,063)
Stock issued	1,821	1,821	33,780	—	—	35,601

Balance, December 31, 2004	1,232,745	$1,232,745	$1,361,970	$16,491,678	$369,780	$19,456,173

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$2,400,198	$1,926,216	$1,720,794
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	517,045	444,496	405,755
Provision for loan losses	725,000	625,000	975,000
Deferred income taxes	(139,185)	(110,530)	11,250
Net realized (gains) losses on sales of assets	22,323	68,931	(64,230)
Accretion of discount on securities, net of amortization of premiums	(8,449)	(13,074)	(10,766)
Changes in assets and liabilities:
Accrued income	7,959	44,220	8,524
Other assets	303,735	(374,132)	(36,102)
Accrued interest payable	25,753	(117,855)	(75,140)
Other liabilities	472,176	265,864	(363,452)

Net cash provided by operating activities	4,326,555	2,759,136	2,571,633

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	54,775	(42,268)	(14,769)
Net (increase) decrease in federal funds sold	(3,782,000)	11,067,000	1,193,000
Purchases of investment securities – held to maturity	(675,000)	(1,300,000)	(749,875)
Purchases of investment securities – available for sale	(8,323,447)	(19,519,437)	(32,800,594)
Maturities of investment securities – held to maturity	850,000	2,300,750	2,115,000
Maturities of investment securities – available for sale	11,150,500	28,536,800	16,610,000
Sale of investment securities – available for sale	500,156	—	402,750
Net (increase) decrease in loans	(25,292,677)	(30,780,182)	1,418,233
Purchases of property and equipment, net	(844,552)	(1,129,944)	(1,198,295)
Proceeds from sales of foreclosed assets	80,000	152,000	11,022

Net cash used in investing activities	(26,282,245)	(10,715,281)	(13,013,528)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	3,417,204	2,550,948	3,146,229
Net increase in interest-bearing deposits	15,827,404	6,990,454	7,181,815
Net increase (decrease) in federal funds purchased	(3,971,000)	3,971,000	—
Common stock issued	35,601	33,978	39,185
Dividends paid	(567,063)	(467,534)	(552,344)

Net cash provided by financing activities	14,742,146	13,078,846	9,814,885

Net increase (decrease) in cash and cash equivalents	(7,213,544)	5,122,701	(627,010)

Cash and due from banks, beginning	13,002,989	7,880,288	8,507,298

Cash and due from banks, ending	$5,789,445	$13,002,989	$7,880,288

Supplemental disclosure of cash flow information
Interest paid	$3,313,835	$3,803,663	$4,671,882

Taxes paid	$527,000	$908,900	$683,364

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$—	$237,785	$1,360,270

Common stock issued as payment of directors fees	$—	$—	$15,456

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc. (the Company) is a Virginia bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Bank of Botetourt (the Bank). The Bank is a Virginia state chartered bank subject to regulation by the Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides full banking services through eight branch offices in Botetourt, Roanoke and Rockbridge counties. The Bank has a wholly-owned subsidiary, Buchanan Service Corporation, which conducts its operations through minority interests in an insurance company, two title insurance companies and as an agent for sale of life and disability insurance.

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

Interest-bearing Deposits with Banks

Interest-bearing deposits with banks mature within one year and are carried at cost.

Trading Securities

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Intangible Assets

Intangible assets consist of computer software and a purchase premium which are being amortized over three and fifteen years, respectively, using the straight-line method. At December 31, 2004 and 2003, accumulated amortization was $470,544 and $409,519, respectively. Related amortization expense was $60,981, $57,612 and $65,730 for the three-year period ended December 31, 2004. Intangible assets were classified as other assets on the balance sheet.

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

Income Taxes, continued

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

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. There were no derivatives at December 31, 2004 or 2003.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Compensation, which requires the recognition of cost resulting from transaction in which the Company acquires goods and services by issuing its shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-bases payment transactions with both employees and non-employees. This standard replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. SFAS No. 123(R) is effective for all awards of share-based payments granted, modified, or cancelled after June 15, 2005. In addition, compensation cost for the unvested portion of awards issued prior to and outstanding as of June 15, 2005 would continue to be recognized at the grant date fair value as the remaining requisite service is rendered. The Company is currently assessing the impact of SFAS No. 123(R) on the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Postretirement Benefits. This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2004, the Company has disclosed the required elements related to its defined benefit pension plan in Note 11 to these consolidated financial statements.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $350,000 and $7,200,000 for the periods including December 31, 2004 and 2003, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2004
Available for sale:
U.S. Treasury securities	$4,737,818	$18,904	$20,731	$4,735,991
U.S. Government agency securities	9,748,002	18,925	100,269	9,666,658
State and municipal securities	8,456,745	244,736	52,220	8,649,261
Corporate securities	250,001	450,929	—	700,930

	$23,192,566	$733,494	$173,220	$23,752,840

Held to maturity:
U.S. Government agency securities	$1,050,000	$346	$10,857	$1,039,489
State and municipal securities	1,209,662	27,557	—	1,237,219

	$2,259,662	$27,903	$10,857	$2,276,708

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2003
Available for sale:
U.S. Treasury securities	$1,987,954	$51,630	$—	$2,039,584
U.S. Government agency securities	16,845,948	87,343	76,562	16,856,729
State and municipal securities	7,497,039	350,059	1,282	7,845,816
Corporate securities	250,001	407,301	—	657,302

	$26,580,942	$896,333	$77,844	$27,399,431

Held to maturity:
U.S. Government agency securities	$850,000	$3,446	$1,128	$852,318
State and municipal securities	1,583,891	68,379	—	1,652,270

	$2,433,891	$71,825	$1,128	$2,504,588

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

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

Investment securities with amortized cost of approximately $1,800,000 and $1,700,000 at December 31, 2004 and 2003, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

	2004	2003	2002
Realized gains	$656	$1,750	$2,750
Realized losses	—	—	—

	$656	$1,750	$2,750

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2004, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$600,052	600,825	$450,037	454,939
Due after one year through five years	15,887,975	15,930,638	1,709,625	1,719,742
Due after five years through ten years	6,405,420	6,479,531	100,000	102,027
Due after ten years	299,119	741,846	—	—

	$23,192,566	$23,752,840	$2,259,662	$2,276,708

The following table details unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$3,475,603	$20,731	$—	$—	$3,475,603	$20,731
U.S. Government agency securities	5,640,931	58,074	2,445,945	53,052	8,086,876	111,126
State and municipal securities	1,444,840	52,220	—	—	1,444,840	52,220
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$10,561,374	$131,025	$2,445,945	$53,052	$13,007,319	$184,077

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31 are as follows (in thousands):

	2004	2003
Commercial	$17,721	$17,475
Real estate:
Construction and land development	23,194	18,834
Residential, 1-4 families	43,931	38,560
Residential, 5 or more families	132	—
Farmland	8,748	7,991
Nonfarm, nonresidential	61,011	48,680
Agricultural	792	503
Consumer	13,732	12,653
Leases	40	74
Other	1,786	1,307

	171,087	146,077

Allowance for loan losses	(2,132)	(1,689)

	$168,955	$144,388

Loans receivable include $187,000 and $69,000 in overdraft demand deposit accounts at December 31, 2004 and 2003, respectively.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2004	2003	2002
Balance, beginning	$1,688,812	$1,413,997	$1,303,042

Provision charged to expense	725,000	625,000	975,000
Recoveries of amounts charged off	57,447	276,166	29,142
Amounts charged off	(339,725)	(626,351)	(893,187)

Balance, ending	$2,131,534	$1,688,812	$1,413,997

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The following is a summary of information pertaining to impaired and nonperforming loans at December 31:

		2004	2003
Impaired loans without a valuation allowance		$11,036	$64,498
Impaired loans with a valuation allowance		476,709	154,165

Total impaired loans		$487,745	$218,663

Valuation allowance related to impaired loans		$113,460	$75,647

		2004	2003
Nonaccrual loans		$487,745	$218,663
Loans past due more than ninety days		1,127,684	875,748

		$1,615,429	$1,094,411

	2004	2003	2002
Average investment in impaired loans	$407,982	$531,425	$571,499

Interest income recognized for the year	$8,259	$1,112	$12,670

Interest income recognized on a cash basis for the year	$259	$326	$2,360

The Company is not committed to lend additional funds to debtors whose loans have been modified.

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2004	2003
Land	$1,121,389	$1,090,611
Buildings and improvements	4,740,083	3,942,216
Furniture and equipment	2,355,211	2,104,220
Construction in progress	—	359,715

	8,216,683	7,496,762
Less accumulated depreciation	2,421,511	2,068,201

	$5,795,172	$5,428,561

The Company began leasing out a portion of a branch facility to a third party in June, 2003. The lease expires May, 2006 and calls for annual lease payments of $22,370. Rental income received related to this facility in 2004 and 2003 was $29,587 and $19,387 respectively.

The Bank leases a parking lot adjacent to one of its branch banking facilities under an operating lease which will expire April 4, 2006. The leases call for total annual payment of $100. The Bank also has an equipment lease contract which expires in 2008. Annual requirements for the equipment lease are $2,592.

The Bank also leases three locations for automated teller machines. These leases will expire between January 31, 2005 and February 12, 2006. Each lease has a term of two years with three options to renew for additional two year terms. Lease payments vary by location and by the number and type of transactions processed.

Notes to Consolidated Financial Statements

Note 6. Property and Equipment, continued

Aggregate rental expense for 2004, 2003 and 2002 was $5,910, $22,665 and $28,757 respectively. Future minimum commitments under noncancellable leases are as follows:

2005	$3,192
2006	2,592
2007	2,592
2008	648

$9,024

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $24,449,542 and $20,439,068 respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$50,091,050
2006	28,095,980
2007	9,951,382
2008	3,855,552
2009	10,052,486

$102,046,450

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2004, these included unsecured lines of credit of approximately $12,000,000 and a secured line of credit of approximately $10,000,000 with correspondent banks.

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$5,789	$5,789	$13,003	$13,003
Interest-bearing deposits with banks	195	195	249	249
Federal funds sold	3,782	3,782	—	—
Securities, available-for-sale	23,753	23,753	27,399	27,399
Securities, held to maturity	2,260	2,277	2,434	2,505
Restricted equity securities	440	440	370	370
Loans, net of allowance for credit losses	168,955	161,883	144,388	138,615

Financial liabilities
Deposits	192,647	189,817	173,403	175,603
Federal funds purchased	—	—	3,971	3,971
Off-balance-sheet assets (liabilities)
Commitments to extend credit and standby letters of credit	—	—	—	—

Notes to Consolidated Financial Statements

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	2004	2003	2002
Net income available to common shareholders	$2,400,198	$1,926,216	$1,720,794

Weighted average common shares outstanding	1,232,645	1,230,520	1,228,413
Effect of dilutive securities, options	711	360	552

Weighted average common shares outstanding, diluted	1,233,356	1,230,880	1,228,965

Basic earnings per share	$1.95	$1.57	$1.40

Diluted earnings per share	$1.95	$1.56	$1.40

Note 11. Benefit Plans

Employee Stock Discount Plan

In 1999, the Company adopted an Employee Stock Discount Plan available to all employees who work at least twenty hours per week, more than five months in a calendar year, and who have been employed by the Company for at least one year. The plan provides for elective payroll deductions not to exceed 5% of the employee’s annual compensation to be set aside to purchase shares of common stock. Stock purchased by employees under this plan shall be at a cost of 85% of the fair market value of the common stock at the date of the purchase. Up to 15,000 shares have been reserved for this plan. At December 31, 2004, 9,845 shares had been purchased under the provisions of this plan.

Director Stock Purchase Plan

The Company adopted a Director Stock Purchase Plan in 1999 available to all non-employee directors. The plan provides for a director to elect to receive up to 50% of director fees in shares of common stock. Stock issued under this plan shall be at the market value of the stock on the date of issuance. Up to 5,000 shares have been reserved for this plan. At December 31, 2004, 2,600 shares had been purchased under the provisions of this plan.

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
(continued on next page)

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Stock Option Plan, continued

	Available For Grant	Granted and Outstanding
Balance, December 31, 2003, forward	1,300	8,400
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, December 31, 2004	1,300	8,400

Additional information relating to the Incentive Plan is detailed below:

	2004	2003	2002
Outstanding options at December 31:
Exercise price, beginning of the year(1)	$21.62	$20.31	$20.34
Exercise price, end of year(1)	$21.62	$21.62	$20.31
Range of exercise prices
From	$18.00	$18.00	$18.00
To	$23.00	$23.00	$21.00
Remaining contractual life in months(1)	83	95	93

Exercisable options outstanding at December 31:
Number	8,400	8,400	4,800
Exercise price(1)	$21.62	$21.62	$20.31

Weighted average exercise price of options:
Granted during the year	$—	$23.00	$—
Exercised during the year	$—	$—	$21.00
Forfeited during the year	$—	$20.83	$—
Expired during the year	$—	$—	$—
Significant assumptions used in determining fair value of options granted:
Risk-free interest rate	n/a	3.25%	n/a
Expected life in years	n/a	10	n/a
Expected dividends	n/a	1.67%	n/a
Expected volatility	n/a	0.06%	n/a

Grant-date fair value:
Options granted during the year	$—	$11,760	$—

Results of operations:
Compensation cost recognized in income for all stock-based compensation awards	$—	$—	$—

Pro forma net income(2)	$2,386,338	$1,926,216	$1,720,794

Pro forma basic earnings per common share(2)	$1.94	$1.57	$1.40

Pro forma diluted earnings per common share(2)	$1.93	$1.56	$1.40

(1)	Weighted average
(2)	As if the fair value based method prescribed by SFAS No. 123 had been applied

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan

The Bank has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plan’s funded status as of December 31:

		2004	2003
Change in benefit obligation
Benefit obligation at beginning of year		$2,250,097	$1,822,707
Service cost		204,329	167,375
Interest cost		146,083	127,403
Actuarial (gain) loss		130,113	138,035
Benefits paid		(43,978)	(5,423)

Benefit obligation at end of year		$2,686,644	$2,250,097

Change in plan assets
Fair value of plan assets at beginning of year		$1,862,249	$1,081,144
Actual return on plan assets		204,139	254,451
Employer contribution		154,733	532,077
Benefits paid		(43,978)	(5,423)

Fair value of plan assets at end of year		$2,177,143	$1,862,249

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning		$341,070	$46,849
Contributions		154,733	532,077
Pension cost		(256,037)	(237,856)

Prepaid (accrued) benefit cost, ending		$239,766	$341,070

Funded status		$(509,501)	$(387,848)
Unrecognized transitional net assets		(2,872)	(3,829)
Unrecognized prior service costs		10,704	12,234
Unrecognized net actuarial loss		741,435	720,513

Prepaid (accrued) benefit cost		$239,766	$341,070

Weighted-average assumptions to determine benefit obligation
Discount rate		6.0%	6.5%
Expected return on plan assets		8.5%	8.5%
Rate of compensation increase		5.0%	5.0%

	2004	2003	2002
Components of net periodic benefit cost
Service cost	$204,329	$167,375	$133,157
Interest cost	146,083	127,403	115,444
Expected return on plan assets	(121,027)	(88,925)	(97,475)
Amortization	573	573	573
Recognized net actuarial (gain) loss	26,079	31,430	13,056

Net periodic benefit cost	$256,037	$237,856	$164,755

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Weighted-average assumptions for net periodic benefit cost at September 30

	2004	2003
Discount rate	6.5%	7.0%
Expected long-term rate of return on plan assets	8.5%	9.0%
Annual salary increase	5.0%	5.0%

The accumulated benefit obligation for the defined benefit pension plan was $1,520,169 and $1,195,780 at December 31, 2004 and 2003.

Contributions are expected to be approximately $163,333 in 2005.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

10/1/04 – 9/30/05	$5,423
10/1/05 – 9/30/06	7,298
10/1/06 – 9/30/07	12,839
10/1/07 – 9/30/08	12,849
10/1/08 – 9/30/09	23,198
10/1/09 – 9/30/14	408,633

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

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

	2004	2003
Asset Category
Mutual funds – fixed income	20%	21%
Mutual funds – equity	80%	79%
Other	0%	0%

Total	100%	100%

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

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

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and Executive employees. The corresponding assets and liabilities accounts at December 31, 2004 were valued at $69,498 for the Director Plan and $122,616 for the Executive Plan.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. The plan also allows for employee contributions of up to 12% of eligible compensation. The Company will match up to 50% of the first 6% contributed by the employee. Contributions to the plan, including the matching portion, amounted to $108,575, $94,367, and $35,639 in 2004, 2003, and 2002, respectively.

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) (all Federal) are as follows:

	2004	2003	2002
Current	$1,174,901	$683,497	$716,611
Deferred	(139,185)	110,530	11,250

	$1,035,716	$794,027	$727,861

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

	2004	2003	2002
Tax at statutory federal rate	$1,168,211	$924,883	$832,543
Tax exempt interest income	(138,693)	(137,694)	(128,037)
Other	6,198	6,838	23,355

	$1,035,716	$794,027	$727,861

Notes to Consolidated Financial Statements

Note 12. Income Taxes, continued

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31 are summarized as follows:

	2004	2003
Deferred tax assets
Allowance for loan losses	$543,892	$390,560
Deferred compensation	59,040	53,982
Other	13,620	—

Deferred tax assets	616,552	444,542

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(190,493)	(278,286)
Depreciation	(291,233)	(203,333)
Accretion of discount on investment securities	(3,407)	(4,875)
Accrued pension costs	(88,260)	(122,703)
Other	—	(19,164)

Deferred tax liabilities	(573,393)	(628,361)

Net deferred tax asset (liability)	$43,159	$(183,819)

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

	2004	2003
Commitments to extend credit	$31,252,000	$26,953,000
Standby letters of credit	1,818,000	1,820,000

	$33,070,000	$28,773,000

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

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Financial Instruments with Off-Balance-Sheet Risk, continued

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

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company’s market area. The concentrations of credit by type of loan are set forth in the Loans Receivable note. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,000,000. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke and Rockbridge counties. The Company has a loan concentration relating to construction and land development. Total loans and loan commitments to this industrial group amounted to approximately $24,000,000 at December 31, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Capital Requirements, continued

The Company and Bank’s actual capital amounts and ratios are also presented in the table (in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Consolidated	$21,150	12.5%	$13,582	8.0%	$16,978	10.0%
Bank of Botetourt	$19,759	11.7%	$13,559	8.0%	$16,949	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$19,028	11.2%	$6,791	4.0%	$10,187	6.0%
Bank of Botetourt	$17,640	10.4%	$6,780	4.0%	$10,169	6.0%
Tier I Capital (to Average Assets)
Consolidated	$19,028	9.2%	$8,265	4.0%	$10,332	5.0%
Bank of Botetourt	$17,640	8.6%	$8,211	4.0%	$10,264	5.0%

December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Consolidated	$18,829	12.7%	$11,910	8.0%	$14,888	10.0%
Bank of Botetourt	$17,630	11.9%	$11,893	8.0%	$14,867	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$17,140	11.5%	$5,955	4.0%	$8,933	6.0%
Bank of Botetourt	$15,941	10.7%	$5,947	4.0%	$8,920	6.0%
Tier I Capital (to Average Assets)
Consolidated	$17,140	8.9%	$7,677	4.0%	$9,596	5.0%
Bank of Botetourt	$15,941	8.4%	$7,631	4.0%	$9,539	5.0%

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,924,000 at December 31, 2004. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2004.

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

Aggregate loan transactions with related parties were as follows:

	2004	2003
Balance, beginning	$1,075,959	$1,438,897

New loans	5,933,266	4,668,023
Repayments	(5,969,523)	(5,030,961)

Balance, ending	$1,039,702	$1,075,959

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$25,400	$37,740
Securities held to maturity	1,350,000	1,150,000
Investment in affiliate bank at equity	18,068,806	16,558,934
Other assets	12,781	11,186

Total assets	$19,456,987	$17,757,860

Liabilities
Income tax payable	$814	$—

Total liabilities	814	—

Stockholders’ equity
Common stock	1,232,745	1,230,924
Surplus	1,361,970	1,328,190
Retained earnings	16,491,678	14,658,543
Accumulated other comprehensive income (loss)	369,780	540,203

Total stockholders’ equity	19,456,173	17,757,860

Total liabilities and stockholders’ equity	$19,456,987	$17,757,860

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Income

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income
Dividends from affiliate bank	$742,063	$467,534	$331,699
Interest on taxable securities	31,718	34,488	40,956
Interest on tax exempt securities	12,400	12,008	16,108
Gain on sale of securities	—	—	—

	786,181	514,030	388,763

Expenses
Operating expenses	29,807	37,231	25,069

Income before taxes and equity in undistributed income of affiliate	756,374	476,799	363,694

Income tax	(870)	1,097	(6,031)

Income before equity in undistributed income of affiliate	755,504	477,896	357,663

Equity in undistributed income of affiliate	1,644,694	1,448,320	1,363,131

Net income	$2,400,198	$1,926,216	$1,720,794

Statements of Cash Flows For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Cash flows from operating activities
Net income	$2,400,198	$1,926,216	$1,720,794
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of affiliate	(1,644,694)	(1,448,320)	(1,363,131)
Net increase (decrease) in other liabilities	814	(4,831)	4,831
Net (increase) decrease in other assets	(1,595)	3,305	221,079

Net cash provided by operating activities	754,723	476,370	583,573

Cash flows from investing activities
Purchases of investment securities	(675,000)	(1,300,000)	(750,000)
Maturities of investment securities	475,000	1,300,000	700,000
Increase in investment in Bank	(35,601)	(49,434)	(51,743)

Net cash used in investing activities	(235,601)	(49,434)	(101,743)

Cash flows from financing activities
Dividends paid	(567,063)	(467,534)	(552,344)
Common stock issued	35,601	49,434	51,743

Net cash used by financing activities	(531,462)	(418,100)	(500,601)

Net increase (decrease) in cash and due from banks	(12,340)	8,836	(18,771)

Cash and cash equivalents, beginning	37,740	28,904	47,675

Cash and cash equivalents, ending	$25,400	$37,740	$28,904

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information as of December 31, 2004 regarding the names, ages, principal occupations and business experience for the past five years for each of the Company’s Directors and executive officers is provided in the Company’s proxy materials for the 2005 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated herein by reference. Directors serve on the Board for one-year terms, and executive officers are all elected for terms of one year.

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Messers. Moore, Patterson, and Williamson, all of whom satisfy all of the following criteria: (i) meet the independence requirements set forth in the NASD’s definition of “independent director,” (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries, (iii) are not affiliated persons of the Company or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The Board of Directors has determined that Mr. John B. Williamson, III, president of RGC Resources, Inc., a reporting company, qualifies as an “audit committee financial expert” within the meaning of Item 401 of Regulation SB of the Securities Exchange Act. Mr. Williamson is independent of management based on the independence requirements set forth in the NASD’s definition of “independent director.” For more information regarding the Audit Committee and the Audit Committee Charter, as well as information relating to activities of the Company’s outside auditor and fees paid to that auditor, please see the Company’s proxy statement for its annual meeting of shareholders in 2005, which will be filed pursuant to schedule 14A, which is incorporated by reference to this filing.

Code of Ethics

The Corporation has adopted a Codes of Business Conduct and Ethics that apply to its directors, executives and employees. A copy of these codes was provided as Exhibits 99.2, 99.3, and 99.4 in the Form 10-KSB filed March, 25, 2004.

Item 10. Executive Compensation

For more information regarding the compensation paid in 2004, 2003, and 2002 to the Company and Bank’s Executive Officers, please see the Company’s proxy statement for its annual meeting of shareholders in 2005, which will be filed pursuant to schedule 14A, which is incorporated by reference to this filing.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

Information as of December 31, 2004 regarding the number of shares of Common Stock beneficially owned by each director, by the executive officer and by all directors and executive officers as a group, as well as the number of shares held by each holder of five percent or more of the outstanding common stock of the Company, is provided in the Company’s proxy materials for the 2005 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Transactions with Management

Some of the directors and officers of the Company are at present, as in the past, customers of the Company, and the Company has had and expects to have in the future banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 2004 is provided in the Company’s proxy materials for the 2005 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated herein by reference.

There are no legal proceedings to which any director, officer, principal shareholder or associate is a party that would be material and adverse to the Company.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i).	Restated Articles of Incorporation filed on the Form 10-SB 12G/A on June 22, 2004.

3(ii).	Bylaws filed on the Form 10-SB 12G on April 30, 2002.

12.	Annual Report to Shareholders (Included as Item 7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13 a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

No reports were filed on Form 8-K during the fourth quarter of 2004.

Item 14. Principal Accountant Fees and Services

Information regarding services provided by our independent accountants is included in the Report of the Audit Committee, which is referenced in Item 9 and is provided in the Company’s proxy materials for the 2005 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 25, 2005	By:	/s/ H. Watts Steger, III
	Name:	H. Watts Steger, III
	Title:	Chief Executive Officer and and Chief Financial Officer