Form 10QSB
period 2005-03-31
BOTETOURT BANKSHARES INC
filed 2005-05-10
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

Commission File No. – 000-49787

BOTETOURT BANKSHARES, INC.

(Exact name of the issuer as specified in its charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification No.)

19747 Main Street, Buchanan, VA 24066

(Address of principal executive offices)

(540) 591-5000

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of May 9, 2005 was 1,235,668.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Botetourt Bankshares, Inc.

Form 10-QSB

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	(Unaudited) March 31, 2005	(Audited) December 31, 2004
Assets
Cash and due from banks	$10,845,308	$5,789,445
Interest-bearing deposits with banks	165,096	194,700
Federal funds sold	—	3,782,000
Investment securities available for sale	23,192,150	23,752,840
Investment securities held to maturity	2,109,664	2,259,662
Restricted equity securities	474,000	439,700
Loans, net of allowance for loan losses of $2,238,373 at March 31, 2005 and $2,131,534 at December 31, 2004	170,718,050	168,955,408
Property and equipment, net	5,769,936	5,795,172
Accrued income	1,111,995	981,683
Foreclosed assets	91,450	50,000
Other assets	1,675,641	1,346,241

Total assets	$216,153,290	$213,346,851

Liabilities and stockholders equity
Liabilities
Noninterest-bearing deposits	$27,878,016	$27,790,202
Interest-bearing deposits	165,710,628	164,857,274

Total deposits	193,588,644	192,647,476
Federal funds purchased	1,573,000	—
Accrued interest payable	413,017	394,572
Other liabilities	622,419	848,630

Total liabilities	196,197,080	193,890,678

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized,1,235,668 issued and outstanding at March 31, 2005 and 1,232,745 issued and outstanding at December 31, 2004	1,235,668	1,232,745
Additional paid-in capital	1,419,367	1,361,970
Retained earnings	17,069,767	16,491,678
Accumulated other comprehensive income (loss)	231,408	369,780

Total stockholders’ equity	19,956,210	19,456,173

Total liabilities and stockholders’ equity	$216,153,290	$213,346,851

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Three Months ended March 31, 2005 and 2004 (Unaudited)

	Three Months Ended March 31,
	2005 (Unaudited)	2004 (Unaudited)
Interest income
Loans and fees on loans	$3,068,824	$2,607,306
Federal funds sold	4,365	124
Investment securities taxable	130,604	161,504
Investment securities exempt from federal income tax	102,845	99,695
Deposits with banks	1,100	571

Total interest income	3,307,738	2,869,200

Interest expense
Deposits	870,807	792,347
Federal funds purchased	16,332	12,374

Total interest expense	887,139	804,721

Net interest income	2,420,599	2,064,479
Provision for loan losses	125,000	225,000

Net interest income after provision	2,295,599	1,839,479

Non-interest income
Service charges on deposit accounts	138,212	113,536
Net realized gains (losses) on sales of securities	7,198	656
Other income	267,802	153,684

Total non-interest income	413,212	267,876

Non-interest expense
Salaries and employee benefits	931,629	779,962
Occupancy and equipment expense	204,483	166,113
Other expense	505,519	325,688

Total non-interest expense	1,641,631	1,271,763

Income before income taxes	1,067,180	835,592
Income tax expense	316,098	251,772

Net income	$751,082	$583,820

Basic earnings per share	$0.61	$0.47

Diluted earnings per share	$0.61	$0.47

Basic weighted average shares outstanding	1,235,367	1,232,345

Diluted average shares outstanding	1,236,200	1,232,849

Botetourt Bankshares, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2005 (Unaudited) and the Year ended December 31, 2004 (Audited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	1,230,924	$1,230,924	$1,328,190	$14,658,543	$540,203	$17,757,860

Net income	—	—	—	2,400,198	—	2,400,198
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(87,570)	—	—	—	—	(169,990)	(169,990)
Reclassified securities gains realized, net of taxes of $(223)	—	—	—	—	(433)	(433)

Total comprehensive income						2,229,775

Dividends declared ($0.46 per share)	—	—	—	(567,063)	—	(567,063)
Stock issued	1,821	1,821	33,780	—	—	35,601

Balance, December 31, 2004	1,232,745	1,232,745	1,361,970	16,491,678	369,780	19,456,173

Comprehensive income
Net income				751,082		751,082
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(68,835)					(133,621)	(133,621)
Reclassified securities gains realized, net of taxes of $(2,447)					(4,751)	(4,751)

Total comprehensive income						612,710

Dividends declared ($0.14 per share)				(172,993)		(172,993)
Stock issued	2,923	2,923	57,397			60,320

Balance, March 31, 2005	1,235,668	$1,235,668	$1,419,367	$17,069,767	$231,408	$19,956,210

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2005 and 2004 (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$751,082	$583,820
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	131,073	109,138
Accretion of discounts on securities	(2,269)	(3,925)
Provision for loan losses	125,000	225,000
Deferred income taxes	(40,820)	(18,140)
Net realized (gains) losses on sales of assets	21,802	(2,579)
Changes in assets and liabilities:
Accrued income	(130,312)	46,336
Other assets	(306,452)	172,588
Accrued interest payable	18,445	1,913
Other liabilities	(154,928)	(32,242)

Net cash provided by operating activities	412,621	1,081,909

Cash flows from investing activities
Net (increase) decrease in federal funds sold	3,782,000	—
Purchases of investment securities – held to maturity	(100,000)	(300,000)
Purchases of investment securities – available for sale	(600,000)	(155,000)
Purchases of restricted equity securities	(34,300)	(65,400)
Maturity of investment securities – held to maturity	250,000	400,000
Maturity of investment securities – available for sale	160,000	5,900,500
Sale of investment securities – available for sale	800,500	500,156
Net (increase) decrease in interest-bearing deposits with banks	29,604	62,039
Net (increase) decrease in loans	(1,959,092)	(12,495,192)
Purchases of properties and equipment	(86,965)	(275,218)

Net cash (used) in investing activities	2,241,747	(6,428,115)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	87,814	513,505
Net increase (decrease) in interest-bearing deposits	853,354	6,216,772
Net increase (decrease) in federal funds purchased	1,573,000	(1,888,000)
Dividends paid	(172,993)	(135,602)
Common stock issued	60,320	35,601

Net cash used in financing activities	2,401,495	4,742,276

Net increase in cash & cash equivalents	5,055,863	(603,930)
Cash and cash equivalents, beginning	5,789,445	13,002,989

Cash and cash equivalents, ending	$10,845,308	$12,399,059

Supplemental disclosures of cash flow information:
Interest paid	$868,694	$802,808

Income taxes paid	$355,500	$—

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$71,450	$—

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

The consolidated financial statements as of March 31, 2005 and for the periods ended March 31, 2005 and 2004 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2004, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31.

	2005	2004
Balance, beginning	$2,131,534	$1,688,812
Provision charged to expense	125,000	225,000
Recoveries of amounts charged off	10,964	11,818
Amounts charged off	(29,125)	(140,914)

Balance, ending	$2,238,373	$1,784,716

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2005 and 2004 is as follows:

	2005	2004
Commitments to extend credit	$32,563,562	$27,929,659
Standby letters of credit	2,186,368	1,906,444

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

	March 31,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income(1)	$751,082	$569,960

Pro forma earnings per common share(1)	$0.61	$0.46

Pro forma earnings per diluted share(1)	$0.61	$0.46

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied.

Note 5. Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-KSB for the year ended December 31, 2004.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31, Pension Benefits
	2005	2004
Service cost	$59,732	$51,082
Interest cost	40,260	36,521
Expected return on plan assets	(42,920)	(30,257)
Amortization of net obligation at transition	(239)	(239)
Amortization of prior service cost	382	382
Amortization of net (gain) loss	6,221	6,520

Net periodic benefit cost	$63,436	$64,009

Note 5. Defined Benefit Pension Plan, continued

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $163,333 to its pension plan in 2005. No contributions were made in the first quarter of 2005. The Company expects to contribute $163,333 to fund the plan in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 2005 was $751,082 compared to $583,820 for the same period last year, representing an increase of $167,262 or 28.64%. Both basic and diluted earnings per share increased $0.14 from $0.47 at March 31, 2004 to $0.61 at March 31, 2005. The increase in net income is mostly attributable to a higher net interest margin, an increase in non-interest income, and lower provision for loan and lease losses.

Interest-earning assets increased $16,244,134 from $182,653,199 at March 31, 2004 to $198,897,333 at March 31, 2005, resulting in higher interest income. Although interest-bearing deposits also increased, lower interest rates accounted for a moderate increase in interest expense. The increase in interest income resulted in a net increase of $356,120 to net interest income.

The provision for credit losses was $125,000 for the quarter ended March 31, 2005 and $225,000 for the quarter ended March 31, 2004. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income increased by 54.25% from March 31, 2005 compared to March 31, 2004. The increase is primarily attributed to an increase in income from title insurance commissions from the bank’s subsidiary and income from the sales of mutual funds and annuities. Non-interest expense increased 29.08% during the same period. The increase in non-interest expense was primarily a result of an increase in salaries, employee benefits, and occupancy expense attributed to the opening of the bank’s Fairfield office subsequent to the end of the first quarter 2004. Management continues to examine ways to lower overhead and increase profitability.

Financial Condition

As a result of continued loan demand in our operating markets, total loans increased $1,869,481. The funding of these new loans is attributable to matured and called investments and increased deposits. Investment securities amounting to $1,210,500 either matured, were called, or were sold during the first quarter of 2005 and deposits increased by $941,168. Total assets increased by $2,806,439 to $216,153,290.

Stockholders’ equity totaled $19,956,210 at March 31, 2005 compared to $19,456,173 at December 31, 2004. The $500,037 increase during the period was the result of earnings for the three months combined with capital stock issued from employee and director stock purchase plans offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of March 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Both our principal executive officer and our financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31	Certification of H. Watts Steger, III, Chief Executive Officer and Michelle A. Alexander, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of H. Watts Steger, III, Chief Executive Officer and Michelle A. Alexander, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: May 9, 2005	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer