Form 10QSB
period 2005-06-30
BOTETOURT BANKSHARES INC
filed 2005-08-10
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of August 10, 2005 was 1,235,668.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Botetourt Bankshares, Inc.

Form 10-QSB

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

	(Unaudited) June 30, 2005	(Audited) December 31, 2004
Assets
Cash and due from banks	$9,116,334	$5,789,445
Interest-bearing deposits with banks	170,399	194,700
Federal funds sold	3,963,000	3,782,000
Investment securities available for sale	23,130,054	23,752,840
Investment securities held to maturity	2,109,701	2,259,662
Restricted equity securities	474,000	439,700
Loans, net of allowance for loan losses of $2,273,016 at June 30, 2005 and $2,131,534 at December 31, 2004	176,115,481	168,955,408
Property and equipment, net	5,801,311	5,795,172
Accrued income	1,050,421	981,683
Foreclosed assets	20,000	50,000
Other assets	1,712,063	1,346,241

Total assets	$223,662,764	$213,346,851

Liabilities and stockholders equity
Liabilities
Noninterest-bearing deposits	$28,630,459	$27,790,202
Interest-bearing deposits	173,726,193	164,857,274

Total deposits	202,356,652	192,647,476
Federal funds purchased	—	—
Accrued interest payable	450,341	394,572
Other liabilities	300,881	848,630

Total liabilities	203,107,874	193,890,678

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1, 235, 668 issued and outstanding at June 30, 2005 and 1,232,745 issued and outstanding at December 31, 2004	1,235,668	1,232,745
Additional paid-in capital	1,419,367	1,361,970
Retained earnings	17,708,615	16,491,678
Accumulated other comprehensive income (loss)	191,240	369,780

Total stockholders’ equity	20,554,890	19,456,173

Total liabilities and stockholders’ equity	$223,662,764	$213,346,851

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Six and Three Months ended June 30, 2005 and 2004 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$6,262,159	$5,306,752	$3,193,335	$2,699,446
Federal funds sold	18,582	7,085	14,217	6,961
Investment securities taxable	259,801	275,538	129,197	114,034
Investment securities exempt from federal income tax	203,419	201,944	100,574	102,249
Deposits with banks	2,333	1,057	1,233	486

Total interest income	6,746,294	5,792,376	3,438,556	2,923,176

Interest expense
Deposits	1,828,903	1,617,247	958,096	824,900
Federal funds purchased	16,807	13,751	475	1,377

Total interest expense	1,845,710	1,630,998	958,571	826,277

Net interest income	4,900,584	4,161,378	2,479,985	2,096,899
Provision for loan losses	250,000	450,000	125,000	225,000

Net interest income after provision	4,650,584	3,711,378	2,354,985	1,871,899

Non-interest income
Service charges on deposit accounts	278,699	250,789	140,487	137,253
Net realized gains (losses) on sales of securities	7,198	—	—	—
Other income	492,949	328,799	225,147	174,459

Total non-interest income	778,846	579,588	365,634	311,712

Non-interest expense
Salaries and employee benefits	1,845,241	1,583,235	913,612	803,273
Occupancy and equipment expense	402,413	361,984	197,930	195,871
Other expense	932,359	764,771	426,840	439,083

Total non-interest expense	3,180,013	2,709,990	1,538,382	1,438,227

Income before income taxes	2,249,417	1,580,976	1,182,237	745,384
Income tax expense	686,493	493,256	370,395	241,484

Net income	$1,562,924	$1,087,720	$811,842	$503,900

Basic earnings per share	$1.26	$0.88	$0.66	$0.41

Diluted earnings per share	$1.26	$0.88	$0.66	$0.41

Basic weighted average shares outstanding	1,235,518	1,232,545	1,235,668	1,232,745

Diluted average shares outstanding	1,236,351	1,233,133	1,236,501	1,233,217

Botetourt Bankshares, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months ended June 30, 2005 (Unaudited) and the Year ended December 31, 2004 (Audited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	1,230,924	$1,230,924	$1,328,190	$14,658,543	$540,203	$17,757,860

Net income	—	—	—	2,400,198	—	2,400,198
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(87,570)	—	—	—	—	(169,990)	(169,990)
Reclassified securities gains realized, net of taxes of $(223)	—	—	—	—	(433)	(433)

Total comprehensive income						2,229,775

Dividends declared ($0.46 per share)	—	—	—	(567,063)	—	(567,063)
Stock issued	1,821	1,821	33,780	—	—	35,601

Balance, December 31, 2004	1,232,745	1,232,745	1,361,970	16,491,678	369,780	19,456,173
Comprehensive income
Net income	—	—	—	1,562,924	—	1,562,924
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(89,528)	—	—	—	—	(173,789)	(173,789)
Reclassified securities gains realized, net of taxes of $(2,447)	—	—	—	—	(4,751)	(4,751)

Total comprehensive income						1,384,384

Dividends declared ($0.28 per share)	—	—	—	(345,987)	—	345,987)
Stock issued	2,923	2,923	57,397	—	—	60,320

Balance, June 30, 2005	1,235,668	$1,235,668	$1,419,367	$17,708,615	$191,240	$20,554,890

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2005 and 2004 (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$1,562,924	$1,087,720
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	270,032	246,834
Accretion of discounts on securities	(3,288)	(5,813)
Provision for loan losses	250,000	450,000
Deferred income taxes	(84,034)	(46,506)
Net realized (gains) losses on sales of assets	12,693	(3,009)
Changes in assets and liabilities:
Accrued income	(68,738)	92,909
Other assets	(319,621)	242,782
Accrued interest payable	55,769	9,625
Other liabilities	(455,774)	(34,365)

Net cash provided by operating activities	1,219,963	2,040,177

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(181,000)	(3,316,000)
Purchases of investment securities – held to maturity	(100,000)	(300,000)
Purchases of investment securities – available for sale	(697,783)	(2,611,817)
Purchases of restricted equity securities	(34,300)	(65,400)
Maturity of investment securities – held to maturity	250,000	400,000
Maturity of investment securities – available for sale	260,000	8,800,500
Sale of investment securities – available for sale	800,500	500,156
Net (increase) decrease in interest-bearing deposits with banks	24,301	58,788
Net (increase) decrease in loans	(7,481,523)	(16,109,703)
Purchases of properties and equipment	(234,778)	(666,345)
Proceeds from sales of foreclosed assets	78,000	—

Net cash (used) in investing activities	(7,316,583)	(13,309,821)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	840,257	3,379,803
Net increase (decrease) in interest-bearing deposits	8,868,919	11,996,726
Net increase (decrease) in federal funds purchased	—	(3,971,000)
Dividends paid	(345,987)	(271,204)
Common stock issued	60,320	35,601

Net cash used in financing activities	9,423,509	11,169,926

Net increase in cash & cash equivalents	3,326,889	(99,718)
Cash and cash equivalents, beginning	5,789,445	13,002,989

Cash and cash equivalents, ending	$9,116,334	$12,903,271

Supplemental disclosures of cash flow information:
Interest paid	$1,789,941	$1,621,373

Income taxes paid	$1,113,700	$241,000

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$71,450	$—

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

The consolidated financial statements as of June 30, 2005 and for the periods ended June 30, 2005 and 2004 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2004, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30.

	2005	2004
Balance, beginning	$2,131,534	$1,688,812
Provision charged to expense	250,000	450,000
Recoveries of amounts charged off	20,145	22,059
Amounts charged off	(128,663)	(217,260)

Balance, ending	$2,273,016	$1,943,611

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2005 and 2004 is as follows:

	2005	2004
Commitments to extend credit	$32,885,054	$28,541,333
Standby letters of credit	2,180,145	1,813,734

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

Note 4. Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the quarters and six month periods ended June 30 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—	$—	$—

Pro forma net income(1)	$1,562,924	$1,073,860	$811,842	$503,900

Pro forma earnings per common share(1)	$1.26	$0.87	$0.66	$0.41

Pro forma earnings per diluted share(1)	$1.26	$0.87	$0.66	$0.41

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied.

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of FAS 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures and will not be material.

Note 5. Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-KSB for the year ended December 31, 2004.

Components of Net Periodic Benefit Cost

	Six Months Ended June 30, Pension Benefits
	2005	2004
Service cost	$119,465	$102,165
Interest cost	80,519	73,041
Expected return on plan assets	(85,840)	(60,513)
Amortization of net obligation at transition	(479)	(479)
Amortization of prior service cost	765	765
Amortization of net (gain) loss	12,442	13,040

Net periodic benefit cost	$126,872	$128,019

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $163,333 to its pension plan in 2005. No contributions were made in the second quarter of 2005. The Company expects to contribute $163,333 to fund the plan in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the six months ended June 30, 2005 was $1,562,924 compared to $1,087,720 for the same period last year, representing an increase of $475,204 or 43.69%. Interest-earning assets increased $19,754,081 from $188,481,570 at June 30, 2004 to $208,235,651 at June 30, 2005. Total interest income increased in the first six months of 2005 as compared to the first six months of 2004 due primarily to the increase in earning assets as well as a rising interest rate environment during the period. The increase in interest income resulted in a net increase of $739,206 to net interest income for the six months ended June 30, 2005 compared to the same time period in 2004.

The provision for credit losses was $250,000 for the six months ended June 30, 2005 and $450,000 for the six months ended June 30, 2004. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income increased by 34.38% to $778,846 for the six months ended June 30, 2005 compared to $579,588 for the six months ended June 30, 2004. The increase is primarily attributed to an increase in income from title insurance commissions from the bank’s subsidiary and income from the sales of mutual funds and annuities. The bank’s subsidiary has an investment in two title insurance companies whose commissions are higher due to a strong and healthy market. For the six months ended June 30, 2005, non-interest expense increased by $470,023, or 17.34% which is primarily a result of an increase in salaries, employee benefits, and occupancy expense attributed to the opening of the bank’s Fairfield office subsequent to the end of the first quarter 2004.

Net income for the three months ended June 30, 2005 was $811,842 compared to $503,900 for the same period last year, representing an increase of $307,942 or 61.11%. Both basic and diluted earnings per share increased $0.25 from $0.41 at June 30, 2004 to $0.66 at June 30, 2005. The increase in net income is mostly attributable to a higher net interest margin, an increase in non-interest income, and lower provision for loan and lease losses. Total interest income increased during the three month period as compared to the same three month period in 2004 due primarily to an increase in earning assets. Interest expense increased during the three month period as compared to the same three month period of 2004 due to deposit liabilities repricing at higher interest rates. Net interest income was $383,086 higher in the three months ended June 30, 2005 as compared to the same period in 2004.

The provision for credit losses was $125,000 for the quarter ended June 30, 2005 and $225,000 for the quarter ended June 30, 2004. The decline in the provision for both the quarter and six months is a result of improved asset quality. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income increased by $53,922 or 17.30% for the three months ended June 30, 2005 compared to the same quarter in the previous year. Non-interest expense for the three months ended June 30, 2005 increased by $100,155, or 6.96% over the same quarter in the previous year. Management continues to examine ways to lower overhead and increase profitability.

Financial Condition

As a result of continued loan demand in our operating markets, total loans increased $7,301,555 during the six months ended June 30, 2005. The funding of these new loans is attributable to matured and called investments and increased deposits. Investment securities amounting to $1,310,500 matured, were called, or were sold during the first six months of 2005 while $832,083 was purchased. Deposits increased by $9,709,176 as a result of competitive pricing and successful deposit campaigns. Total assets increased by $10,315,913 to $223,662,764.

Stockholders’ equity totaled $20,554,890 at June 30, 2005 compared to $19,456,173 at December 31, 2004. The $1,098,717 increase during the period was the result of earnings for the six months combined with capital stock issued from employee and director stock purchase plans offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of June 30, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our chief executive officer and chief financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have been no significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Botetourt Bankshares, Inc. held its annual shareholders’ meeting on Wednesday, May 18, 2005, at 2:30 p.m. at the Buchanan Theatre on Main Street in Buchanan, VA. The matters voted upon were the election of nine directors and any other business that properly came before the meeting, or any adjournment thereof. A total of 975,958 votes were cast. The vote is summarized as follows.

1.	Director Name	Shares Voted FOR	Shares WITHHELD
	Edgar K. Baker	975,958	—
	G. Lyn Hayth, III	975,558	400
	Joyce R. Kessinger	975,958	—
	Gerald A. Marshall	975,401	557
	Tommy L. Moore	975,958	—
	D. Bruce Patterson	975,958	—
	H. Watts Steger, III	975,958	—
	F. Lindsey Stinnett	975,958	—
	John B. Williamson, III	975,958	—
2.	No other business came before the meeting requiring a vote.

Item 5. Other Information

None

Item 6. Exhibits

31	Certification of H. Watts Steger, III, Chief Executive Officer and Michelle A. Alexander, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of H. Watts Steger, III, Chief Executive Officer and Michelle A. Alexander, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: August 10, 2005	By:
H. Watts Steger, III
Chief Executive Officer

Michelle A. Alexander
Chief Financial Officer