Form 10QSB
period 2005-09-30
BOTETOURT BANKSHARES INC
filed 2005-11-07
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission File No. – 000-49787

BOTETOURT BANKSHARES, INC.

(Exact name of the issuer as specified in its charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification No.)

19747 Main Street, Buchanan, VA 24066

(Address of principal executive offices)

(540) 591-5000

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of November 4, 2005 was 1,235,668.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Botetourt Bankshares, Inc.

Form 10-QSB

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

	(Unaudited) September 30, 2005	(Audited) December 31, 2004
Assets
Cash and due from banks	$9,122,112	$5,789,445
Interest-bearing deposits with banks	176,535	194,700
Federal funds sold	8,482,000	3,782,000
Investment securities available for sale	24,891,551	23,752,840
Investment securities held to maturity	2,009,723	2,259,662
Restricted equity securities	474,000	439,700
Loans, net of allowance for loan losses of $2,239,708 at September 30, 2005 and $2,131,534 at December 31, 2004	179,416,993	168,955,408
Property and equipment, net	5,832,188	5,795,172
Accrued income	1,160,513	981,683
Foreclosed assets	—	50,000
Other assets	1,685,819	1,346,241

Total assets	$233,251,434	$213,346,851

Liabilities and stockholders equity
Liabilities
Noninterest-bearing deposits	$30,850,836	$27,790,202
Interest-bearing deposits	180,348,144	164,857,274

Total deposits	211,198,980	192,647,476
Federal funds purchased	—	—
Accrued interest payable	494,000	394,572
Other liabilities	376,795	848,630

Total liabilities	212,069,775	193,890,678

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,235,668 issued and outstanding at September 30, 2005 and 1,232,745 issued and outstanding at December 31, 2004	1,235,668	1,232,745
Additional paid-in capital	1,419,367	1,361,970
Retained earnings	18,383,178	16,491,678
Accumulated other comprehensive income (loss)	143,446	369,780

Total stockholders’ equity	21,181,659	19,456,173

Total liabilities and stockholders’ equity	$233,251,434	$213,346,851

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Nine and Three Months ended September 30, 2005 and 2004 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Interest income
Loans and fees on loans	$9,687,125	$8,085,789	$3,424,966	$2,779,037
Federal funds sold	88,578	21,847	69,996	14,762
Investment securities taxable	393,795	393,692	133,994	118,154
Investment securities exempt from federal income tax	304,594	303,568	101,175	101,624
Deposits with banks	3,743	1,642	1,410	585

Total interest income	10,477,835	8,806,538	3,731,541	3,014,162

Interest expense
Deposits	2,908,160	2,463,632	1,079,257	846,385
Federal funds purchased	16,807	13,751	—	—

Total interest expense	2,924,967	2,477,383	1,079,257	846,385

Net interest income	7,552,868	6,329,155	2,652,284	2,167,777
Provision for loan losses	350,000	600,000	100,000	150,000

Net interest income after provision	7,202,868	5,729,155	2,552,284	2,017,777

Non-interest income
Service charges on deposit accounts	427,157	407,011	148,458	156,222
Net realized gains (losses) on sales of securities	7,198	—	—	—
Other income	719,861	561,384	226,912	232,585

Total non-interest income	1,154,216	968,395	375,370	388,807

Non-interest expense
Salaries and employee benefits	2,797,275	2,391,333	952,034	808,098
Occupancy and equipment expense	613,845	559,126	211,432	197,142
Other expense	1,423,050	1,240,390	490,691	475,619

Total non-interest expense	4,834,170	4,190,849	1,654,157	1,480,859

Income before income taxes	3,522,914	2,506,701	1,273,497	925,725
Income tax expense	1,087,721	774,056	401,228	280,800

Net income	$2,435,193	$1,732,645	$872,269	$644,925

Basic earnings per share	$1.97	$1.41	$0.71	$0.52

Diluted earnings per share	$1.97	$1.41	$0.71	$0.52

Basic weighted average shares outstanding	1,235,569	1,232,612	1,235,668	1,232,745

Diluted average shares outstanding	1,236,559	1,233,282	1,236,973	1,233,578

Botetourt Bankshares, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2005 (Unaudited) and the Year ended December 31, 2004 (Audited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	1,230,924	$1,230,924	$1,328,190	$14,658,543	$540,203	$17,757,860

Net income	—	—	—	2,400,198	—	2,400,198
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(87,570)	—	—	—	—	(169,990)	(169,990)
Reclassified securities gains realized, net of taxes of $(223)	—	—	—	—	(433)	(433)

Total comprehensive income						2,229,775

Dividends declared ($0.46 per share)	—	—	—	(567,063)	—	(567,063)
Stock issued	1,821	1,821	33,780	—	—	35,601

Balance, December 31, 2004	1,232,745	1,232,745	1,361,970	16,491,678	369,780	19,456,173

Comprehensive income
Net income	—	—	—	2,435,193	—	2,435,193
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(114,149)	—	—	—	—	(221,583)	(221,583)
Reclassified securities gains realized, net of taxes of $(2,447)	—	—	—	—	(4,751)	(4,751)

Total comprehensive income						2,208,859

Dividends declared ($0.44 per share)	—	—	—	(543,693)	—	(543,693)
Stock issued	2,923	2,923	57,397	—	—	60,320

Balance, September 30, 2005	1,235,668	$1,235,668	$1,419,367	$18,383,178	$143,446	$21,181,659

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2005 and 2004 (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$2,435,193	$1,732,645
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	415,002	382,566
Accretion of discounts on securities	(4,923)	(6,755)
Provision for loan losses	350,000	600,000
Deferred income taxes	(120,885)	(87,228)
Net realized (gains) losses on sales of assets	29,668	2,536
Changes in assets and liabilities:
Accrued income	(178,830)	65,529
Other assets	(287,620)	410,725
Accrued interest payable	99,428	8,740
Other liabilities	(355,239)	(130,089)

Net cash provided by operating activities	2,381,794	2,978,669

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(4,700,000)	(1,449,000)
Purchases of investment securities – held to maturity	(200,000)	(675,000)
Purchases of investment securities – available for sale	(3,030,081)	(5,353,821)
Purchases of restricted equity securities	(34,300)	(65,400)
Maturity of investment securities – held to maturity	450,000	675,000
Maturity of investment securities – available for sale	760,000	10,300,500
Sale of investment securities – available for sale	800,500	500,156
Net (increase) decrease in interest-bearing deposits with banks	18,165	54,877
Net (increase) decrease in loans	(10,883,035)	(18,774,708)
Purchases of properties and equipment	(387,107)	(761,634)
Proceeds from sales of property and equipment	100	—
Proceeds from sales of foreclosed assets	88,500	80,000

Net cash (used) in investing activities	(17,117,258)	(15,469,030)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	3,060,634	3,902,912
Net increase (decrease) in interest-bearing deposits	15,490,870	12,245,594
Net increase (decrease) in federal funds purchased	—	(3,971,000)
Dividends paid	(543,693)	(419,133)
Common stock issued	60,320	35,601

Net cash used in financing activities	18,068,131	11,793,974

Net increase in cash & cash equivalents	3,332,667	(696,387)
Cash and cash equivalents, beginning	5,789,445	13,002,989

Cash and cash equivalents, ending	$9,122,112	$12,306,602

Supplemental disclosures of cash flow information:
Interest paid	$2,825,539	$2,468,643

Income taxes paid	$1,531,222	$524,000

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$71,450	$—

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

The consolidated financial statements as of September 30, 2005 and for the periods ended September 30, 2005 and 2004 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2004, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30.

	2005	2004
Balance, beginning	$2,131,534	$1,688,812
Provision charged to expense	350,000	600,000
Recoveries of amounts charged off	28,481	44,517
Amounts charged off	(270,307)	(282,944)

Balance, ending	$2,239,708	$2,050,385

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2005 and 2004 is as follows:

	2005	2004
Commitments to extend credit	$35,049,324	$30,021,591

Standby letters of credit	2,258,180	1,938,002

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

Note 4. Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting methods prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the quarters and nine months periods ended September 30 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—	$—	$—

Pro forma net income(1)	$2,435,193	$1,718,785	$872,269	$644,925

Pro forma earnings per common share(1)	$1.97	$1.39	$0.71	$0.52

Pro forma earnings per diluted share(1)	$1.97	$1.39	$0.71	$0.52

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied.

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

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30, Pension Benefits
	2005	2004
Service cost	$179,197	$153,247
Interest cost	120,779	109,562
Expected return on plan assets	(128,760)	(90,770)
Amortization of net obligation at transition	(718)	(718)
Amortization of prior service cost	1,147	1,147
Amortization of net (gain) loss	18,663	19,560

Net periodic benefit cost	$190,308	$192,028

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $163,333 to its pension plan in 2005. No contributions were made in the third quarter of 2005. The Company expects to contribute $163,333 to fund the plan in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the nine months ended September 30, 2005 was $2,435,193 compared to $1,732,645 for the same period last year, representing an increase of $702,548 or 40.55%, due primarily to the increase in interest income. Interest-earning assets increased $26,730,779 from $190,959,731 at September 30, 2004 to $217,690,510 at September 30, 2005. Total interest income increased in the first nine months of 2005 as compared to the first nine months of 2004 due primarily to an increase in earning assets as well as a rising interest rate environment during the period. The increase in interest income resulted in a net increase of $1,223,713 to net interest income for the nine months ended September 30, 2005 compared to the same time period in 2004.

The provision for credit losses was $350,000 for the nine months ended September 30, 2005 and $600,000 for the nine months ended September 30, 2004. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income increased by 19.19% to $1,154,216 for the nine months ended September 30, 2005 compared to $968,395 for the nine months ended September 30, 2004. The increase is primarily attributed to an increase in income from title insurance commissions from the bank’s subsidiary and income from the sales of mutual funds and annuities. The bank’s subsidiary has an investment in two title insurance companies whose commissions are higher due to a strong and healthy residential real estate market. For the nine months ended September 30, 2005, non-interest expense increased by $643,321, or 15.35% which is primarily a result of an increase in salaries, employee benefits, and occupancy expense attributed to the opening of the bank’s Fairfield office subsequent to the end of the first quarter 2004.

Net income for the three months ended September 30, 2005 was $872,269 compared to $644,925 for the same period last year, representing an increase of $227,344 or 35.25%. Both basic and diluted earnings per share increased $0.56 from $1.41 at September 30, 2004 to $1.97 at September 30, 2005. The increase in net income is mostly attributable to a higher net interest margin, an increase in non-interest income, and lower provision for loan and lease losses. Total interest income increased during the three month period as compared to the same three month period in 2004 due primarily to an increase in earning assets. Interest expense increased during the three month period as compared to the same three month period of 2004 due to deposit liabilities repricing at higher interest rates. Net interest income was $484,507 higher in the three months ended September 30, 2005 as compared to the same period in 2004

The provision for credit losses was $100,000 for the quarter ended September 30, 2005 and $150,000 for the quarter ended September 30, 2004. The decline in the provision for both the quarter and nine months primarily results from an improvement in asset quality, a reduction in non-performing loans, and a decline of overall loan delinquencies. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income decreased by $13,437 or 3.46% for the three months ended September 30, 2005 compared to the same quarter in the previous year. Non-interest expense for the three months ended September 30, 2005 increased by $173,298 or 11.70% over the same quarter in the previous year.

Financial Condition

As a result of continued loan demand in the company’s operating markets, total loans increased $10,569,759 during the nine months ended September 30, 2005. Deposits increased by $18,551,504 as a result of competitive pricing and successful deposit campaigns. The funding of loan growth is attributable to the increase in deposits. Additionally, investment securities amounting to $2,010,500 matured, were called, or were sold during the first nine months of 2005 while new securities amounting to $3,264,381 were purchased. Total assets increased by $19,904,583 to $233,251,434.

Stockholders’ equity totaled $21,181,659 at September 30, 2005 compared to $19,456,173 at December 31, 2004. The $1,725,486 increase during the period was the result of earnings for the nine months combined with capital stock issued from employee and director stock purchase plans offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of September 30, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Management must insure that adequate funds are available at all times to meet the needs of its customers. With regard to balance sheet assets, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, federal funds lines from correspondent banks, borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

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

Botetourt Bankshares, Inc.

Date: November 4, 2005	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer