Form 10KSB/A
period 2004-12-31
BOTETOURT BANKSHARES INC
filed 2005-12-29
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

AMENDMENT NO. 1

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $13,334,493.

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,017,646 shares) computed by reference to the closing price of such stock was $22,897,035 as of March 25, 2005.

The number of shares of outstanding common stock of the issuer as of March 25, 2005 is 1,235,668.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s Proxy Statement dated April 7, 2005 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    YES  ☐    NO  ☒

EXPLANATORY NOTE: This Amendment is being filed to correct information regarding the aggregate market value and number of the outstanding shares of issuer common stock held by non-affiliates provided on the cover page of the Report.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: December 29, 2005	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer