Form 10KSB
period 2005-12-31
BOTETOURT BANKSHARES INC
filed 2006-03-23
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

The issuer’s revenues for its most recent fiscal year were $15,799,426.

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,019,439 shares) computed by reference to the closing price of such stock was $27,269,993 as of March 23, 2006.

The number of shares of outstanding common stock of the issuer as of March 23, 2006 is 1,240,521.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s Proxy Statement dated March 31, 2006 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

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

Bank of Botetourt was founded in 1899 and currently operates eight offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s operations center for the Bank is located in Buchanan. The Bank’s loan administration center is located in Troutville. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County offices are located at 65 East Midland Trail in Lexington, Virginia and 5905 North Lee Highway in Fairfield, Virginia. A substantial portion of the Company’s market is located in the large Roanoke Valley Metropolitan Statistical Area. This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and a relatively modest governmental employment.

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

The population in the Roanoke MSA was estimated at 291,100 at year-end 2003 and projected to be 302,200 by 2010. The Roanoke MSA’s recent growth has been slower than that in other key Virginia markets, according to the Virginia Employment Commission. The Roanoke MSA had an unemployment rate of 2.8% in December 2005, compared with 3.0% for Virginia and 4.6% nationally.

Over 6,500 businesses operated in the Roanoke MSA recently. The business community in the Roanoke MSA is diverse. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, health care and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers, although most do not directly affect the Company’s performance, since these employers are not close to the Bank’s current branches. Other large employers include Norfolk Southern Corporation, Wachovia Corporation, The Kroger Co., General Electric Co., and American Electric Power. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include Mohawk Carpet, Botetourt County Schools, Dynax America Corporation, Roanoke Cement Company, Koyo Steering Systems of USA, Inc., and Gala Industries.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 85.12% of the earning assets of the Bank at December 31, 2005 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President, the Vice President of credit administration, all commercial loan officers, and three outside directors. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2005 the Bank had 30.41% of the loan portfolio in single and multi-family housing, 35.31% in non-farm, non-residential loans, 5.62% in farm related real estate loans and 8.84% in real estate construction loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 11.06% of the portfolio at year-end 2005. Consumer loans make up approximately 7.56% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base. Other loans and leases, including loans to municipalities, amounted to 1.20%.

All loans in the Bank’s portfolio are subject to risk from the condition of the economy in the Bank’s area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not critically affected by downturns in the economy.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 84.34% of the Bank’s total deposits at December 31, 2005. Certificates of deposit in denominations of $100,000 or more represented the remaining 15.66% of deposits at year end.

Employees

At December 31, 2005, the Company had 84 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, many of the Company’s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

The Company competes by relying upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Currently, in Botetourt County, the Company competes with five other commercial banks that operate 16 branches in the county. As of June 30, 2005, the Company held 40.08% of the deposits in Botetourt County, which represents the largest market share of all financial institutions in the county. The Company held 11.59% of the market share of Rockbridge County and 3.42% of the market share of Roanoke County.

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

General

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) including the filing of periodic reports with the SEC. The SEC makes such filings available on their website www.sec.gov. These filings may also be found on the Company’s and the Bank’s website. www.bankofbotetourt.com

As an Exchange Act reporting company, the Company also is subject to many provisions of the Sarbanes-Oxley Act of 2002 (the “SOA”), which is aimed at improving corporate governance, public reporting, and company performance. The requirements under SOA continue to evolve, but the Company has taken steps to ensure that it will comply fully with the SOA and any applicable rules and regulations implemented in the future. Parts of the SOA (i) require that periodic reports containing financial statements that are filed with the SEC be accompanied by Chief Executive Officer and Chief Financial Officer certifications as to their accuracy and compliance with law; (ii) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (iii) force company Chief Executive Officers and Chief Financial Officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (iv) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for deminimis non-audit services; (v) protect employees of public companies from retaliatory action if they assist in investigations relating to violations of the federal securities laws from retaliatory action; (vi) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations; (vii) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (viii) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the newly created Public Company Accounting Oversight Board (“PCAOB”) authorized by the SOA. While management expects the Company to continue incurring additional expenses in complying with the requirements of the SOA and the regulations adopted, it anticipates that those expenses will not have a material effect on the Company’s results of operations or financial condition.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are also subject to the deposit insurance assessments of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under this system, depository institutions are charged on a sliding scale based on such institutions’ capital levels and supervisory subgroup assignment. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. In 1995, and in response the FDIC reduced deposit insurance assessment rates on certain insured deposits to historic low levels. However, due to legislation enacted in 1996 which requires that both Savings Association Insurance Fund (“SAIF”)-insured deposits and Bank Insurance Fund (“BIF”)-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC has imposed additional assessments on BIF-insured deposits, which include Bank deposits.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against such banks. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to this federal deposit insurance program. This Act merges the BIF and SAIF Insurance Funds by July 1, 2006. This Act increases retirement account coverage per depositor from a maximum of $100,000 to $250,000 and provides inflationary adjustments beginning in 2010. This act also provides the FDIC authority to set the insurance fund’s reserve ratio within a specified range, and it requires dividends to banks if the reserve ratio exceeds certain levels. The new Act grants banks an assessment credit based on their share of a past assessment base, and the amount of the credit can be used to reduce assessments in any year, subject to certain limitations.

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

Community Reinvestment

The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Company strives to meet the credit needs of all aspects of its market, consistent with safe and sound banking practices. Bank of Botetourt holds an outstanding rating, as publicly disclosed in its most recent CRA examination report issued by the FDIC.

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

Office Location & Phone	Year Opened	Square Footage	Owned Leased
Main Office	1923	6200	Owned
Buchanan Office
19747 Main Street
Buchanan, VA 24066
540-254-1721

Daleville Office	1989	3000	Owned
670 Roanoke Rd
Daleville, VA 24083
540-992-4777

Eagle Rock Office	1993	1600	Owned
58 Railroad Ave
Eagle Rock, VA 24085
540-884-2265

Troutville Office	1995	5000	Owned
5462 Lee Highway
Troutville, VA 24175
540-966-3850

Operations Center	1995	8500	Owned
19800 Main Street
Buchanan, VA 24066
540-473-1173

Bonsack Office	1997	1850	Owned
3801 Challenger Ave
Roanoke, VA 24012
540-777-2265

Lexington Office	2003	7600	Owned
65 East Midland Trail
Lexington, VA 24450
540-463-7224

Peters Creek Office	2001	1650	Owned
3130 Peters Creek Rd
Roanoke, VA 24019
540-777-2010

Fairfield Office	2004	2000	Owned
5905 North Lee Highway
Fairfield, VA 24435
540-377-5270

Loan Administration Center	2005	1860	Owned
21 Stoney Battery Rd
Troutville, VA 24175
540-591-5000

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

No matters were submitted to a vote of Company’s shareholders during the fourth quarter of 2005.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2005 to December 31, 2005, the selling price of shares of Common Stock ranged from $22.50 to $29.00. There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

	High	Low
2004:
1st Quarter	23.25	20.00
2nd Quarter	23.50	20.50
3rd Quarter	24.00	23.00
4th Quarter	24.00	22.50

2005:
1st Quarter	24.00	22.50
2nd Quarter	24.00	23.50
3rd Quarter	24.00	22.50
4th Quarter	29.00	25.00

Dividends Declared

2004:
January	0.11
April	0.11
July	0.12
October	0.12

2005:
January	0.14
April	0.14
July	0.16
October	0.16

As of March 15, 2006, there were approximately 825 record holders of Common stock.

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

Management’s Discussion and Analysis

Management’s Discussion and Analysis of Operations

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Botetourt Bankshares, Inc.’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

Botetourt Bankshares, Inc., the parent company of Bank of Botetourt, currently operates eight offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s operations center is located in Buchanan and the loan administration center is located in Troutville. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County offices are located at 65 East Midland Trail in Lexington and 5905 N. Lee Highway in Fairfield.

The individual market conditions of each county vary from rural to urban with Botetourt County being the most rural and Roanoke County the most urban. The southern portion of Botetourt County has enjoyed both residential and industrial growth due to the development of subdivisions and industrial parks. Bank of Botetourt and bank personnel work with local government and business leaders in an effort to continue to attract industry to Botetourt County.

Earnings increased by 33.75% in 2005 to $ 3.210 million compared to $2.400 million for 2004 and $1.926 million in 2003. Return on average assets amounted to 1.43% in 2005, 1.17% in 2004, and 1.03% in 2003. All of these percentages compare favorably to members of our peer group. During 2005, 2004 and 2003, revenues from the Bank of Botetourt represented approximately 99% of Botetourt Bankshares, Inc.’s total revenues.

Average equity to average assets shows the Company with a strong capital position with a ratio of 9.17% at December 31, 2005. Our capital position continues to be in line with our peer group’s average.

The total assets of Botetourt Bankshares, Inc. grew to $238.5 million in 2005 from $213.3 million in 2004, an 11.81% increase, continuing our strategy to grow the Company.

On July 20, 2002, the Sarbanes-Oxley Act was signed to increase the reliability of financial statements issued by public companies. The Act increases the number of independent parties responsible for the issuance of the financial statements and increases the independence of those already involved in the financial statement process. At December 31, 2005, the Company was in compliance with the Act.

Management plans to continue increasing market share by expanding to contiguous markets using earnings from operations to fund the Company’s growth. Currently, management of Botetourt Bankshares, Inc. has no plans to raise capital for its expansion through external sources.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas critical.

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (thousands)

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Deposit in other banks	$188	$5	2.66%	$208	$2	0.96%	$232	$2	0.87%
Taxable investment securities	16,587	569	3.43%	14,663	521	3.55%	25,530	977	3.83%
Nontaxable investment securities	9,440	405	4.29%	9,412	408	4.33%	9,010	405	4.50%
Federal funds sold	4,534	159	3.51%	3,639	55	1.51%	4,088	45	1.10%
Loans, net[1]	175,862	13,150	7.48%	158,934	11,029	6.94%	129,681	10,023	7.73%

Total interest-earning assets	206,611	14,288		186,856	12,015		168,541	11,452

Yield on average interest-earning assets			6.92%			6.43%			6.80%

Noninterest-earning assets:
Cash and due from banks	8,404			10,752			9,654
Premises and equipment	5,825			5,713			4,955
Interest receivable and other	3,670			3,311			3,259

Total noninterest-earning assets	17,899			19,776			17,868

Total assets	$224,510			$206,632			$186,409

Interest-bearing liabilities:
Demand deposits	$21,885	22	0.10%	$20,589	21	0.10%	$18,056	23	0.13%
Savings and money markets	38,453	289	0.75%	39,405	264	0.67%	33,709	266	0.79%
Time deposits	112,043	3,742	3.34%	99,445	3,041	3.06%	93,737	3,384	3.61%
Other borrowings	544	17	3.13%	953	14	1.47%	888	13	1.47%

Total interest-bearing liabilities	172,925	4,070		160,392	3,340		146,390	3,686

Cost on average interest- bearing liabilities			2.35%			2.08%			2.52%

Noninterest-bearing liabilities
Demand deposits	29,992			26,788			22,014
Interest payable and other	1,016			913			964

Total noninterest-bearing liabilities	31,008			27,701			22,978

Total liabilities	203,933			188,093			169,368

Stockholders’ equity	20,577			18,539			17,041

Total liabilities and stockholders’ equity	$224,510			$206,632			$186,409

Net interest income		$10,218			$8,675			$7,766

Net yield on interest-earning assets			4.95%			4.64%			4.61%

(1)	Average loan balances include nonaccrual loans

Management’s Discussion and Analysis

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

Net interest income increased in 2005 to $10.2 million compared to $8.7 million in 2004 and $7.8 million in 2003. Competition for deposits and loans continue to be a major factor in net margins as does predatory pricing and competition from unregulated organizations. The net interest margin for 2005 increased by 31 basis points to 4.95% compared to 4.64% for 2004 and 4.61% for 2003. The effects of changes in volumes and rates on net interest income in 2005 compared to 2004, and 2004 compared to 2003 are shown in Table 2.

Interest income for 2005 increased by $2.3 million to $14.3 million from $12.0 million in 2004. Interest income in 2003 totaled $11.5 million. The increase in interest income in 2005 from 2004 and in 2004 over 2003 were both the result of an increase in loan volume and a rising interest rate environment.

Interest expense increased in 2005 by $730,000 to $4.1 million from $3.3 million in 2004. The increase in 2005 from 2004 was due primarily to growth in interest-bearing deposits and higher interest rates paid on deposits. The $400,000 decrease in 2004 from 2003 to $3.3 million from $3.7 million was due primarily to lower rates paid on deposits. Interest paid on time deposits, which make up the largest portion of interest-bearing deposits, increased $701,000, or 23.1%, from 2004 to 2005. The average rate paid on time deposits increased 28 basis points to 3.34% in 2005 from 3.06% in 2004.

Table 2. Rate/Volume Variance Analysis (thousands)

	2005 Compared to 2004			2004 Compared to 2003
	Interest Income/ Expense Variance	Variance Attributed To		Interest Income/ Expense Variance	Variance Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets:
Deposits in other banks	$3	$3	$—	$—	$—	$—
Taxable investment securities	48	(17)	65	(456)	(67)	(389)
Nontaxable investment securities	(3)	(4)	1	3	(12)	15
Federal funds sold	104	88	16	10	1	9
Loans	2,121	894	1,227	1,006	(833)	1,839

Total	2,273	964	1,309	563	(911)	1,474

Interest-bearing liabilities:
Demand deposits	1	—	1	(2)	—	(2)
Savings deposits	25	31	(6)	(2)	—	(2)
Time deposits	701	295	406	(343)	(570)	227
Other borrowings	3	5	(2)	1	—	1

Total	730	331	399	(346)	(570)	224

Net interest income	$1,543	$633	$910	$909	$(341)	$1,250

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.
(2)	Balances of nonaccrual loans have been included in average loan balances.

Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses is established to provide for probable losses in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio, known local business problems, and general economic outlook.

The Bank has experienced above average loan growth during the past three years as economic conditions in the Bank’s market area have remained strong. Nonperforming assets as year-end 2005 were 1.08% of loans outstanding as compared to 0.98% at year-end 2004. Bank management has implemented a comprehesive loan review program which includes a risk rating system for all loans. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific, general and unallocated components. The adequacy of the allowance is determined by analysis of the different components. Management continues to analyze the loan loss reserve. The loan loss provision allocated for 2005 reflects the amount determined by management to maintain the reserve at a level adequate based on the overall risk in the portfolio.

In 2005, management decreased the provision for loan losses reserve to $450,000 from $725,000 in 2004 due to overall improvement of asset quality in the loan portfolio and less rapid loan growth. The provision for loan losses was $625,000 in 2003. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2005 was 1.22% as compared to 1.25% in 2004 and 1.17% in 2003.

Additional information is contained in Tables 12, 13 and 14, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on a growing deposit account base including charges for insufficient funds items and fees charged for nondeposit services such as safe deposit box rental fees, and gains realized on the sale of fixed assets. Noninterest income totaled $1.511 million in 2005, an increase of $191,000 from the $1.320 million recorded in 2004. Noninterest income in 2003 totaled $1.148 million. The primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Sources of Noninterest Income (thousands)

	2005	2004	2003
Service charges on deposit accounts	$859	$760	$622
Other service charges and fees	179	182	181
Title insurance commissions	225	175	176
Safe deposit box rent	20	19	20
Gain on the sale of securities	7	1	2
Other income	221	183	147

Total noninterest income	$1,511	$1,320	$1,148

Management’s Discussion and Analysis

Other Expense

Noninterest expense for 2005 increased by $791,000 or 13.6% to $6.6 million. Noninterest expense in 2004 was $5.8 million and $5.6 million in 2003 (see Table 4). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 56.5% in 2005, 58.4% in 2004 and 62.5% in 2003.

The opening of the Bank’s Fairfield branch in Rockbridge County in 2004 and the loan administration center in 2005 resulted in higher personnel, occupancy, and furniture and equipment expenses. Expenses related to foreclosed assets increased in 2005 due to the sale of other real estate owned property at a loss. Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Sources on Noninterest Expense (thousands)

	2005	2004	2003
Salaries & wages	$2,872	$2,523	$2,344
Employee benefits	942	856	774

Total personnel expense	3,814	3,379	3,118

Occupancy expense	391	360	291
Furniture & equipment	570	458	429
Printing & supplies	123	115	111
FDIC deposit insurance	26	26	26
Professional services	102	100	95
Postage	81	82	84
Telephone	124	118	116
Courier fees	51	44	36
Education & seminars	41	32	34
Travel expense	27	24	25
Director fees and expense	91	71	62
Advertising and public relations	143	176	141
Insurance	48	26	25
Capital stock tax	140	118	107
Outside services	164	155	168
Foreclosed assets, net	37	1	62
Other operating expense	652	549	639

Total noninterest expense	$6,625	$5,834	$5,569

Income Taxes

Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will be taxable or deductible, depending when the assets and liabilities are recovered or settled.

Income tax expense (substantially all Federal) was $1,444,578 in 2005, $1,035,716 in 2004 and $794,027 for 2003 representing 31.0%, 30.1% and 29.2% of income before income taxes, respectively. Tax expense increased $408,862 or 39.5% from 2004 to 2005 due to increased earnings.

Management’s Discussion and Analysis

The Bank’s deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for loan losses, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

At December 31, 2005, the Company had a net deferred income tax asset of approximately $344,000, which was included in other assets, compared to a net deferred income tax asset of $43,000 at December 31, 2004 which also was included in other assets. The deferred income tax asset in 2005 consisted primarily of a deferred tax benefit of a $598,000 temporary difference in provision for loan losses offset by a $276,000 temporary difference in depreciation and a $66,000 temporary difference in accrued pension cost.

Earning Assets

Average earning assets increased $19.7 million in 2005 from the 2004 average of $186.9 million. Total average earning assets represented 92.0% and 90.4% of total average assets in 2005 and 2004, respectively. Average federal funds sold accounted for 2.0% of total average assets compared to 1.8% in 2004. Average federal funds sold increased from $3.6 million for 2004 to $4.5 million for 2005. The Bank is required to maintain certain average cash reserve balances during the year. During 2005, the requirement was lower due to the credits the Bank had earned. The lower requirement allowed the Bank to allocate more cash to interest-earning assets such as federal funds sold. Average interest bearing bank balances accounted for 0.1% of total average assets in both 2005 and 2004. Average loans accounted for 78.3% of total average assets in 2005 compared to 76.9% in 2004. For 2003, average net loans represented 69.6% of average assets. A summary of average assets for the past three years is shown in Table 5.

Table 5. Average Asset Mix (thousands)

	2005		2004		2003
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$175,862	$78.3%	$158,934	76.9%	$129,681	69.6%
Investment securities	26,027	11.6%	24,075	11.6%	34,540	18.5%
Federal funds sold	4,534	2.0%	3,639	1.8%	4,088	2.2%
Deposits in other banks	188	0.1%	208	0.1%	232	0.1%

Total earning assets	206,611	92.0%	186,856	90.4%	168,541	90.4%

Nonearning assets:
Cash and due from banks	8,404	3.8%	10,752	5.2%	9,654	5.2%
Premises and equipment	5,825	2.6%	5,713	2.8%	4,955	2.7%
Other assets	3,670	1.6%	3,311	1.6%	3,259	1.7%

Total nonearning assets	17,899	8.0%	19,776	9.6%	17,868	9.6%

Total assets	$224,510	100.0%	$206,632	100.0%	$186,409	100.0%

Loans

Average net loans totaled $175.9 million during 2005, an increase of $17.0 million or 10.7% more than 2004. This reflects the continuing efforts to grow the loan portfolio prudently. A significant portion of the loan portfolio, $148.8 million or 80.2%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 30.3% of total loans at the end of 2005 while nonfarm/nonresidential properties made up 35.3%.

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low- and moderate-income areas. The market area is generally defined to be all or portions of the Botetourt, Roanoke and Rockbridge counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized

Management’s Discussion and Analysis

businesses. Predatory pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type for the last five years, and the maturity distribution of variable and fixed rate loans as of year-end 2005 are presented in Table 6 and Table 7, respectively.

Table 6. Loan Portfolio Summary (thousands)

	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$96,630	$88,404	74,649	$54,878	$50,122
Real estate, construction	16,412	23,194	18,834	15,352	18,851
Real estate, mortgage	56,320	43,931	38,560	31,818	34,410
Installment loans to individuals, other	16,257	15,518	13,960	13,711	14,518
Leases	5	40	74	126	275

Total	$185,624	$171,087	$146,077	$115,885	$118,176

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 7.5% in 2005 compared to an average yield of 6.9% in 2004.

Table 7. Maturity Schedule of Loans (thousands)

	2005
	Other Real Estate[1]	Commercial Finanical and Agricultural	Construction and Development		Total
				Others	Amount	%
Fixed rate loans:
Three months or less	$2,135	$997	$1,083	$2,047	$6,262	3.4%
Over three months to twelve months	5,285	1,087	2,596	1,120	10,088	5.4%
Over twelve months to three years	3,816	2,425	1,597	4,073	11,911	6.4%
Over three years to five years	2,000	3,444	396	4,125	9,965	5.4%
Over five years to fifteen years	10,304	514	261	650	11,729	6.3%
Over fifteen years	2,148	—	22	—	2,170	1.2%

Total fixed rate loans	25,688	8,467	5,955	12,015	52,125	28.1%

Variable rate loans:
Three months or less	39,129	9,579	8,887	3,061	60,656	32.7%
Over three months to twelve months	6,872	322	287	125	7,606	4.1%
Over twelve months to three years	35,244	1,288	804	—	37,336	20.1%
Over three years to five years	25,006	225	445	883	26,559	14.3%
Over five years to fifteen years	482	—	34	826	1,342	0.7%
Over fifteen years	—	—	—	—	—	—%

Total variable rate loans	106,733	11,414	10,457	4,895	133,499	71.9%

Total loans:
Three months or less	41,264	10,576	9,970	5,108	66,918	36.1%
Over three months to twelve months	12,157	1,409	2,883	1,245	17,694	9.5%
Over twelve months to three years	39,060	3,713	2,401	4,073	49,247	26.5%
Over three years to five years	27,006	3,669	841	5,008	36,524	19.7%
Over five years to fifteen years	10,786	514	295	1,476	13,071	7.0%
Over fifteen years	2,148	—	22	—	2,170	1.2%

Total loans	$132,421	$19,881	$16,412	$16,910	$185,624	100.0%

(1)	Other Real Estate includes commercial real estate.

Management’s Discussion and Analysis

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income. Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agencies, and State and local bond issues. All securities are high quality and high grade. Management views the investment portfolio as a source of income and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity that can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2005 by major types of investments and maturity ranges.

At December 31, 2005, the market value of the investment portfolio was $29.73 million, representing a $13,000 unrealized appreciation above amortized cost. This compared to a market value of $26.03 million and a $578,000 unrealized appreciation above amortized cost a year earlier.

Table 8. Investment Securities (thousands)

	Amortized Cost Due
December 31, 2005	In One Year or Less	After One Through Five Yrs.	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities:
US Government Agencies and Treasuries	$6,748	$13,328	$—	$—	$20,076	$19,701
State and political subs.	470	4,069	4,749	100	9,388	9,394
Other	—	250	—	—	250	632

Total	$7,218	$17,647	$4,749	$100	$29,714	$29,727

Weighted average yields:
U.S. Government agencies and Treasuries	3.27%	3.91%	—%	—%
States and political subs.	6.84%	5.99%	5.35%	4.95%
Other	—%	6.00%	—%	—%

Consolidated	3.50%	4.42%	5.35%	4.95%	4.35%

	2004		2003
	Book Value	Market Value	Book Value	Market Value
Investment securities:
U.S. Government agencies and Treasuries	$15,536	$15,442	$19,684	$19,749
States and political subdivisions	9,666	9,887	9,081	9,498
Other	250	701	250	657

Total	$25,452	$26,030	$29,015	$29,904

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

Management’s Discussion and Analysis

Average total deposits for the year ended December 31, 2005 amounted to $202.4 million which was an increase of $16.1 million, or 8.7% over 2004. The percentage of the Bank’s average deposits that are interest-bearing decreased to 85.2% in 2005 from 85.6% in 2004. Average demand deposits which earn no interest increased to $30.0 million in 2005 from $26.8 million in 2004 and $22.0 million in 2003. Average deposits and average rates paid for the past three years are summarized in Table 9.

Table 9. Deposit Mix (thousands)

	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
NOW accounts	$21,885	$0.10%	$20,589	0.10%	$18,056	0.13%
Money Market	12,861	1.25%	14,087	0.98%	9,491	0.76%
Savings	25,592	0.50%	25,319	0.50%	24,218	0.80%
Small denomination certificates	81,926	3.22%	76,517	2.99%	73,503	3.58%
Large denomination certificates	30,117	3.68%	22,928	3.30%	20,234	3.70%

Total interest-bearing deposits	172,381	2.35%	159,440	2.09%	145,502	2.52%
Noninteresting-bearing deposits	29,992		26,788		22,014

Total deposits	$202,373		$186,228		$167,516

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $7.2 million or 31.4%, in 2005. Management’s strategy has been to support loan and investment growth with core deposits and not to solicit aggressively the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2005.

Table 10. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2005:

Remaining maturity of three months or less	$2,806
Remaining maturity over three through twelve month	13,854
Remaining maturity over twelve months	17,166

Total time deposits of $100,000 or more	$33,826

Capital Adequacy

Stockholders’ equity was $21.7 million at December 31, 2005, an 11.3% increase over the 2004 year-end total of $19.5 million. The increase was primarily a result of earnings partially offset by dividends and a decrease in the market value of available for sale securities. Average stockholders’ equity as a percentage of average total assets amounted to 9.2% in 2005 and 9.0% in 2004.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios that assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2005 the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 11.9% and 11.2%, respectively, and ratios of total capital to risk-weighted assets of 13.2% and 12.4%, respectively. These ratios continue to compare favorably to our peer group.

Management’s Discussion and Analysis

Table 11. Year-End Risk-Based Capital (thousands)

	2005		2004
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier I capital	$21,671	$20,270	$19,028	$17,640
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	2,271	2,271	2,122	2,119

Total regulatory capital	$23,942	$22,541	$21,150	$19,759

Total risk-weighted assets	$181,776	$181,579	$169,778	$169,490

Tier I as a percent of risk-weighted assets	11.9%	11.2%	11.2%	10.4%
Total regulatory capital as a percent of risk-weighted assets	13.2%	12.4%	12.5%	11.7%
Leverage ratio*	9.2%	8.6%	8.9%	8.3%

*	Tier I capital divided by average total assets for the quarter ended December 31.

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2005, the Company and the Bank had ratios of year-end Tier I capital to average total assets for the fourth quarter of 2005 of 9.2% and 8.6%, respectively. Table 11 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2005 and 2004. All capital ratio levels indicate that the Company and the Bank are well capitalized.

At December 31, 2005 the Company had 1,240,121 shares of common stock outstanding, which were held by approximately 825 shareholders of record.

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

The Bank does not accrue interest, amortize deferred net loan fees or costs, or accrete discount on any asset (1) which is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) for which payment in full of principal or interest is not expected, or (3) upon which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection. An asset is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. An asset is “in the process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgement enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal actions that are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

Management’s Discussion and Analysis

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

Nonperforming assets are analyzed in Table 12 for the last five years.

Table 12. Nonperforming Assets

	2005	2004	2003	2002	2001
Non-accrual loans	$308,000	$488,000	$219,000	$771,000	$293,000
Loans past due 90 days or more	1,685,000	1,127,000	876,000	1,161,000	1,080,000
Foreclosed properties	—	65,000	136,000	70,000	70,000

	$1,993,000	$1,680,000	$1,231,000	$2,002,000	$1,443,000

Interest income, orginal terms
Non-accrual loans	$77,270	$54,501	$25,150	$83,231	$25,234
Loans past due 90 days or more	73,958	72,261	83,997	102,350	4,502
Troubled debt restructurings	—	—	—	—	—

	$151,228	$126,762	$109,147	$185,581	$29,736

Interest income, recognized
Non-accrual loans	$140	$8,259	$1,112	$9,034	$6,001
Loans past due 90 days or more	78,088	33,122	44,823	58,539	2,780
Troubled debt restructurings	—	—	—	—	—

Total	$78,288	$41,381	$45,935	$67,573	$8,781

Nonperforming assets to total loans	1.08%	0.98%	0.85%	1.73%	1.22%

The allowance for loan losses is maintained at a level management believes to be adequate to absorb potential losses. Some of the factors that management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Management’s Discussion and Analysis

Table 13. Loan Losses

	2005	2004	2003	2002	2001
Allowance for loan losses, beginning	$2,131,534	$1,688,812	$1,413,997	$1,303,042	$1,083,955
Provision for loan losses, added	450,000	725,000	625,000	975,000	550,000

Loans charged off
Commercial, financial and agricultural	(150,221)	(130,490)	(283,628)	(509,480)	(128,835)
Real estate, construction	(41,884)		—	(50,029)	—
Real estate, mortgage	—	(58,275)	(11,023)	(63,698)	—
Installment loans to individuals	(169,306)	(150,960)	(331,700)	(269,980)	(223,574)

	(361,411)	(339,725)	(626,351)	(893,187)	(352,409)

Recoveries of loans previously charged off
Commercial, financial and agricultural	3,601	7,778	192,258	4,952	5,119
Real estate, construction	—	—	—	—	—
Real estate, mortgage	1,350	1,764	24,282	91	—
Installment loans to individuals	46,000	47,905	59,626	24,099	16,377

	50,951	57,447	276,166	29,142	21,496

Net charge-offs	(310,460)	(282,278)	(350,185)	(864,045)	(330,913)

Allowance for loan losses, ending	$2,271,074	$2,131,534	$1,688,812	$1,413,997	$1,303,042

Net loan charge-offs as a percentage of average loans were 0.18% in 2005. Net loan charge-offs as a percentage of average loans were 0.18% in 2004 and 0.27% in 2003. Gross charge-offs during 2005 totaled $361,411. Recoveries during 2005 totaled $50,951.

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

The allowance for loan losses was approximately $2.27 million, or 1.22% of gross loans outstanding at December 31, 2005, an increase of $139,540 above the reserve at December 31, 2004. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 2005.

The allocation of the reserve for loan losses is detailed in Table 14 below:

Table 14. Allocation of the Reserve for Loan Losses (thousands)

	2005		2004		2003		2002		2001
Balance at end of period applicable to	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]
Commercial, financial and agricultural	$1,330	52.1%	$1,145	51.7%	$859	51.1%	$652	47.3%	$878	42.4%
Real estate, construction	265	8.8%	199	13.5%	135	12.9%	148	13.2%	165	16.0%
Real estate, mortgage	175	30.3%	356	25.7%	458	26.4%	324	27.6%	120	29.1%
Installment loans to individuals, other	501	8.8%	432	9.1%	236	9.5%	290	11.8%	140	12.3%
Leases	—	—%	—	—%	1	0.1%	—	0.1%	—	0.2%

Total	$2,271	100.0%	$2,132	100.0%	$1,689	100.0%	$1,414	100.0%	$1,303	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

Management’s Discussion and Analysis

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

Management must ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management.

Table 15. Interest Rate Sensitivity (thousands)

	December 31, 2005 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earnings assets:
Loans	$63,042	$23,899	$83,092	$15,591	$185,624
Investments	270	6,893	17,330	4,810	29,303
Interest-bearing deposits with banks	292	—	—	—	292
Federal funds sold	6,752	—	—	—	6,752

Total	$70,356	$30,792	$100,422	$20,401	$221,971

Interest-bearing deposits:
NOW accounts	$5,942	$—	$17,827	$—	$23,769
Money market	3,756	—	11,267	—	15,023
Savings	12,290	—	12,289	—	24,579
Certificates of deposit	13,991	52,403	54,713	—	121,107
Federal funds purchased	—	—	—	—	—

Total	$35,979	$52,403	$96,096	$—	$184,478

Interest sensitivity gap	$34,377	$(21,611)	$4,326	$20,401	$37,493
Cumulative interest sensitivity gap	$34,377	$12,766	$17,092	$37,493	$37,493
Ratio of sensitivity gap to total earning assets	15.49%	(9.74)%	1.95%	9.19%	16.89%
Cumulative ratio of sensitivity gap to total earning assets	15.49%	5.75%	7.70%	16.89%	16.89%

Management’s Discussion and Analysis

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2005. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2005, the Bank appeared to be asset-sensitive with earning assets exceeding interest-bearing liabilities subject to changes in interest rates. Included in the interest-bearing liabilities subject to interest rate changes within three months are a portion of NOW accounts, money market accounts, and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits. A larger portion of these accounts are included in the thirteen to sixty month time period due to the fact that they are not considered as interest rate sensitive as other deposit liabilities. The Bank appears to be liability-sensitive in the four to twelve month time horizon and asset-sensitive in the thirteen to sixty month time horizon.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. All banks have interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows key financial ratios that often are used to compare the performance of financial institutions.

Table 16. Key Financial Ratios

	2005	2004	2003
Return on average assets	1.43%	1.17%	1.03%
Return on average equity	15.60%	12.95%	11.30%
Average equity to average assets	9.17%	8.97%	9.14%
Dividend payout ratio	23.10%	23.63%	24.27%

Item 7

Independent Auditor’s Report

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Larrowe & Company, PLC
Galax, Virginia
January 20, 2006

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets

Cash and due from banks	$8,985,579	$5,789,445
Interest-bearing deposits with banks	291,648	194,700
Federal funds sold	6,752,000	3,782,000
Investment securities available for sale	27,940,163	23,752,840
Investment securities held to maturity	1,809,776	2,259,662
Restricted equity securities	474,000	439,700
Loans, net of allowance for loan losses of $2,271,074 in 2005 and $2,131,534 in 2004	183,352,611	168,955,408
Property and equipment, net	5,784,284	5,795,172
Accrued income	1,222,811	981,683
Foreclosed assets	—	50,000
Other assets	1,920,863	1,346,241

Total assets	$238,533,735	$213,346,851

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$31,365,352	$27,790,202
Interest-bearing deposits	184,477,729	164,857,274

Total deposits	215,843,081	192,647,476

Accrued interest payable	548,317	394,572
Other liabilities	407,292	848,630

Total liabilities	216,798,690	193,890,678

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,240,121 and 1,232,745 shares issued and outstanding in 2005 and 2004, respectively	1,240,121	1,232,745
Additional paid-in capital	1,510,751	1,361,970
Retained earnings	18,960,299	16,491,678
Accumulated other comprehensive income (loss)	23,874	369,780

Total stockholders’ equity	21,735,045	19,456,173

Total liabilities and stockholders’ equity	$238,533,735	$213,346,851

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income
Loans and fees on loans	$13,150,346	$11,028,391	$10,022,700
Federal funds sold	158,555	55,295	44,976
Investment securities:
Taxable	569,211	520,900	976,549
Exempt from federal income tax	371,339	380,673	379,407
Dividend income	33,247	27,249	25,575
Deposits with banks	5,422	2,481	2,406

Total interest income	14,288,120	12,014,989	11,451,613

Interest expense
Deposits	4,052,837	3,325,837	3,673,333
Federal funds purchased	16,848	13,751	12,475

Total interest expense	4,069,685	3,339,588	3,685,808

Net interest income	10,218,435	8,675,401	7,765,805

Provision for loan losses	450,000	725,000	625,000

Net interest income after provision for loan losses	9,768,435	7,950,401	7,140,805

Noninterest income
Service charges on deposit accounts	859,425	760,277	622,215
Other service charges and fees	178,603	181,832	180,746
Commissions on title services	224,748	174,729	176,166
Net realized gains (losses) on sales of securities	7,198	656	1,750
Other income	241,332	202,010	167,766

Total noninterest income	1,511,306	1,319,504	1,148,643

Noninterest expense
Salaries and employee benefits	3,814,394	3,378,528	3,118,394
Occupancy	391,494	359,963	291,308
Equipment	569,671	458,379	428,727
Foreclosed assets, net	36,665	1,059	62,317
Advertising and public relations	142,994	176,090	141,228
Outside services	163,507	154,746	168,776
Other general and administrative	1,506,416	1,305,226	1,358,455

Total noninterest expense	6,625,141	5,833,991	5,569,205

Income before income taxes	4,654,600	3,435,914	2,720,243

Income tax expense	1,444,578	1,035,716	794,027

Net income	$3,210,022	$2,400,198	$1,926,216

Basic earnings per share	$2.60	$1.95	$1.57

Diluted earnings per share	$2.60	$1.95	$1.56

Basic weighted average shares outstanding	1,235,657	1,232,645	1,230,520

Diluted weighted average shares outstanding	1,236,967	1,233,356	1,230,880

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2002	1,228,514	$1,228,514	$1,281,166	$13,199,861	$579,364	$16,288,905

Net income	—	—	—	1,926,216	—	1,926,216
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(19,579)	—	—	—	—	(38,006)	(38,006)
Reclassified securities gains realized, net of taxes of $(595)	—	—	—	—	(1,155)	(1,155)

Total comprehensive income	1,887,055

Dividends declared ($.38 per share)	—	—	—	(467,534)	—	(467,534)
Stock issued	2,410	2,410	47,024	—	—	49,434

Balance, December 31, 2003	1,230,924	1,230,924	1,328,190	14,658,543	540,203	17,757,860

Net income	—	—	—	2,400,198	—	2,400,198
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(87,570)	—	—	—	—	(169,990)	(169,990)
Reclassified securities gains realized, net of taxes of $(223)	—	—	—	—	(433)	(433)

Total comprehensive income						2,229,775

Dividends declared ($.46 per share)	—	—	—	(567,063)	—	(567,063)
Stock issued	1,821	1,821	33,780	—	—	35,601

Balance, December 31, 2004	1,232,745	1,232,745	1,361,970	16,491,678	369,780	19,456,173

Net income	—	—	—	3,210,022	—	3,210,022
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(175,747)	—	—	—	—	(341,155)	(341,155)
Reclassified securities gains realized, net of taxes of $(2,447)	—	—	—	—	(4,751)	(4,751)

Total comprehensive income						2,864,116

Dividends declared ($.60 per share)	—	—	—	(741,401)	—	(741,401)
Stock issued	7,376	7,376	148,781	—	—	156,157

Balance, December 31, 2005	1,240,121	$1,240,121	$1,510,751	$18,960,299	$23,874	$21,735,045

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$3,210,022	$2,400,198	$1,926,216
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	573,746	517,045	444,496
Provision for loan losses	450,000	725,000	625,000
Deferred income taxes	(122,372)	(139,185)	110,530
Net realized (gains) losses on sales of assets	30,621	22,323	68,931
Accretion of discount on securities, net of amortization of premiums	(6,712)	(8,449)	(13,074)
Changes in assets and liabilities:
Accrued income	(241,128)	7,959	44,220
Other assets	(547,606)	303,735	(595,192)
Accrued interest payable	153,745	25,753	(117,855)
Other liabilities	(263,144)	472,176	265,864

Net cash provided by operating activities	3,237,172	4,326,555	2,759,136

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(96,948)	54,775	(42,268)
Net (increase) decrease in federal funds sold	(2,970,000)	(3,782,000)	11,067,000
Purchases of investment securities – held to maturity	(200,000)	(675,000)	(1,300,000)
Purchases of investment securities – available for sale	(6,292,426)	(8,323,447)	(19,519,437)
Maturities of investment securities – held to maturity	650,000	850,000	2,300,750
Maturities of investment securities – available for sale	760,000	11,150,500	28,536,800
Sale of investment securities – available for sale	800,500	500,156	—
Net (increase) decrease in loans	(14,918,653)	(25,292,677)	(30,780,182)
Purchases of property and equipment, net	(473,972)	(844,552)	(1,129,944)
Proceeds from sales of property and equipment	1,600	—	—
Proceeds from sales of foreclosed assets	88,500	80,000	152,000

Net cash used in investing activities	(22,651,399)	(26,282,245)	(10,715,281)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	3,575,150	3,417,204	2,550,948
Net increase in interest-bearing deposits	19,620,455	15,827,404	6,990,454
Net increase (decrease) in federal funds purchased	—	(3,971,000)	3,971,000
Common stock issued	156,157	35,601	33,978
Dividends paid	(741,401)	(567,063)	(467,534)

Net cash provided by financing activities	22,610,361	14,742,146	13,078,846

Net increase (decrease) in cash and cash equivalents	3,196,134	(7,213,544)	5,122,701

Cash and due from banks, beginning	5,789,445	13,002,989	7,880,288

Cash and due from banks, ending	$8,985,579	$5,789,445	$13,002,989

Supplemental disclosure of cash flow information
Interest paid	$3,915,940	$3,313,835	$3,803,663

Taxes paid	$1,984,432	$527,000	$908,900

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$71,450	$—	$237,785

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc. (the Company) is a Virginia bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Bank of Botetourt (the Bank). The Bank is a Virginia state chartered bank subject to regulation by the Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides full banking services through eight branch offices in Botetourt, Roanoke and Rockbridge counties. The Bank has a wholly-owned subsidiary, Buchanan Service Corporation, which conducts its operations through a minority interest in an insurance company, majority interests in two title insurance companies and as an agent for sale of life and disability insurance.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for loan and foreclosed real estate losses. Such agencies may require additions to the allowances based on their judgments about information available to them at the time of their examinations. As a result of these factors, it is possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.”

Interest-bearing Deposits with Banks

Interest-bearing deposits with banks maturing within one year are carried at cost.

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

Intangible Assets

Intangible assets consist of computer software and a purchase premium which are being amortized over three and fifteen years, respectively, using the straight-line method. At December 31, 2005 and 2004, accumulated amortization was $543,254 and $470,544, respectively. Related amortization expense was $91,179, $60,981 and $57,612 for the three-year period ended December 31, 2005. Intangible assets were classified as other assets on the balance sheet.

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

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading. There were no derivatives at December 31, 2005 or 2004.

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

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, the adoption of SAB 105 did not have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (ESPPs). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(R) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(R) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123(R) on January 1, 2006, and believes it will not have a material effect on the consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which contains guidance on applying the requirements in SFAS No. 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(R) is adopted. The Company adopted SAB 107 on January 1, 2006, and believes it will not have a material effect on the consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006, and believes it will not have a material effect on the consolidated financial statements.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3,375,000 and $350,000 for the periods including December 31, 2005 and 2004, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$6,243,312	$7,441	$37,475	$6,213,278
U.S. Government agency securities	12,782,075	—	318,402	12,463,673
State and municipal securities	8,628,601	88,682	87,199	8,630,084
Corporate securities	250,001	446,877	63,750	633,128

	$27,903,989	$543,000	$506,826	$27,940,163

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held to maturity:
U.S. Government agency securities	$1,050,000	$—	$26,319	$1,023,681
State and municipal securities	759,776	4,603	358	764,021

	$1,809,776	$4,603	$26,677	$1,787,702

2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$4,737,818	$18,904	$20,731	$4,735,991
U.S. Government agency securities	9,748,002	18,925	100,269	9,666,658
State and municipal securities	8,456,745	244,736	52,220	8,649,261
Corporate securities	250,001	450,929	—	700,930

	$23,192,566	$733,494	$173,220	$23,752,840

Held to maturity:
U.S. Government agency securities	$1,050,000	$346	$10,857	$1,039,489
State and municipal securities	1,209,662	27,557	—	1,237,219

	$2,259,662	$27,903	$10,857	$2,276,708

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

Investment securities with amortized cost of approximately $2,300,000 and $1,800,000 at December 31, 2005 and 2004, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

	2005	2004	2003
Realized gains	$7,948	$656	$1,750
Realized losses	(750)	—	—

	$7,198	$656	$1,750

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2005, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,847,828	6,793,229	$369,976	371,686
Due after one year through five years	16,306,959	15,989,713	1,339,800	1,316,374
Due after five years through ten years	4,649,201	4,612,843	100,000	99,642
Due after ten years	100,001	544,378	—	—

	$27,903,989	$27,940,163	$1,809,776	$1,787,702

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2005
U.S. Treasury securities	$2,481,939	$14,089	$2,475,576	$23,386	$4,957,515	$37,475
U.S. Government agency securities	7,042,557	91,098	6,444,797	253,623	13,487,354	344,721
State and municipal securities	2,013,748	38,283	1,322,623	49,274	3,336,371	87,557
Corporate securities	186,250	63,750	—	—	186,250	63,750

Total temporarily impaired securities	$11,724,494	$207,220	$10,242,996	$326,283	$21,967,490	$533,503

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2004
U.S. Treasury securities	$3,475,603	$20,731	$—	$—	$3,475,603	$20,731
U.S. Government agency securities	5,640,931	58,074	2,445,945	53,052	8,086,876	111,126
State and municipal securities	1,444,840	52,220	—	—	1,444,840	52,220
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$10,561,374	$131,025	$2,445,945	$53,052	$13,007,319	$184,077

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31 are as follows (in thousands):

	2005	2004
Commercial	$19,975	$17,721
Real estate:
Construction and land development	16,412	23,194
Residential, 1-4 families	56,320	43,931
Residential, 5 or more families	130	132
Farmland	10,439	8,748
Nonfarm, nonresidential	65,541	61,011
Agricultural	545	792
Consumer	14,034	13,732
Leases	5	40
Other	2,223	1,786

	185,624	171,087

Unearned income	—	—

Total loans	185,624	171,087

Allowance for loan losses	(2,271)	(2,132)

Loans, net	$183,353	$168,955

Notes to Consolidated Financial Statements

Note 4. Loans Receivable, continued

Loans receivable include $92,000 and $187,000 in overdraft demand deposit accounts at December 31, 2005 and 2004, respectively.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2005	2004	2003
Balance, beginning	$2,131,534	$1,688,812	$1,413,997

Provision charged to expense	450,000	725,000	625,000
Recoveries of amounts charged off	50,951	57,447	276,166
Amounts charged off	(361,411)	(339,725)	(626,351)

Balance, ending	$2,271,074	$2,131,534	$1,688,812

The following is a summary of information pertaining to impaired and nonperforming loans at December 31:

	2005	2004
Impaired loans without a valuation allowance	$—	$11,036
Impaired loans with a valuation allowance	778,211	476,709

Total impaired loans	$778,211	$487,745

Valuation allowance related to impaired loans	$49,191	$113,460

	2005	2004
Nonaccrual loans	$308,372	$487,745
Loans past due more than ninety days still accruing	1,685,402	1,127,684

	$1,993,774	$1,615,429

	2005	2004	2003
Average investment in impaired loans	$471,153	$407,982	$531,425

Interest income recognized for the year	$21,304	$8,259	$1,112

Interest income recognized on a cash basis for the year	$—	$259	$326

The Company is not committed to lend additional funds to debtors whose loans have been modified.

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2005	2004
Land	$1,121,389	$1,121,389
Buildings and improvements	4,900,382	4,740,083
Furniture and equipment	2,557,833	2,355,211

	8,579,604	8,216,683
Less accumulated depreciation	2,795,320	2,421,511

	$5,784,284	$5,795,172

Notes to Consolidated Financial Statements

Note 6. Property and Equipment, continued

Depreciation expense for 2005, 2004, and 2003 was $555,091, $498,391, and $425,841 respectively.

The Bank began leasing out a portion of a branch facility to a third party in June 2003. The lease expires May 2006 and calls for annual lease payments of $22,370. Rental income received related to this facility in 2005, 2004, and 2003 was $28,887, $29,587, and $19,387 respectively. The excess amount above the lease payment is cleaning services paid to the Bank for the portion of the cleaning services rendered.

The Bank also leases storage space in its Loan Administration Center. The month-to-month lease was executed by a third party in November 2004 and calls for monthly payments of $100 while in effect.

The Bank leases office space to Mountain Valley Title Insurance Agency, LLC in the amount of $6,000 annually and paid quarterly and to Rockbridge Title Services, LLC in the amount of $6,000 annually and paid quarterly. These terms began in July 2005. Both of these companies are related party interests.

The Bank leases a parking lot adjacent to one of its branch banking facilities under an operating lease which will expire April 4, 2006. The lease calls for a total annual payment of $100. The bank also has an equipment lease contract which expires in 2007. Annual payments for the equipment lease are $2,592.

The Bank also leases three locations for automated teller machines. Two leases have expired and are currently under new lease negotiations while the third lease expires on February 12, 2006. Lease payments vary by location and by the number and type of transactions processed.

Aggregate rental expense for 2005, 2004 and 2003 was $3,114, $6,881 and $22,765 respectively. Future minimum commitments under noncancellable leases are as follows:

2006	$2,592
2007	648
Thereafter	—

$3,240

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $33,826,201 and $24,449,542 respectively.

At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$66,394,201
2007	16,633,434
2008	4,986,722
2009	10,431,332
2010	22,661,303
Thereafter	—

$121,106,992

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2005, these included unsecured lines of credit of approximately $17,000,000 and a secured line of credit of approximately $10,000,000 with correspondent banks.

Notes to Consolidated Financial Statements

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$8,986	$8,986	$5,789	$5,789
Interest-bearing deposits with banks	292	292	195	195
Federal funds sold	6,752	6,752	3,782	3,782
Securities, available for sale	27,940	27,940	23,753	23,753
Securities, held to maturity	1,810	1,788	2,260	2,277
Restricted equity securities	474	474	440	440
Loans, net of allowance for loan losses	183,353	172,337	168,955	161,883
Financial liabilities
Deposits	215,843	212,983	192,647	189,817
Federal funds purchased	—	—	—	—
Off-balance-sheet assets (liabilities)
Commitments to extend credit and standby letters of credit	—	—	—	—

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	2005	2004	2003
Net income available to common shareholders	$3,210,022	$2,400,198	$1,926,216

Weighted average common shares outstanding	1,235,657	1,232,645	1,230,520
Effect of dilutive securities, options	1,310	711	360

Weighted average common shares outstanding, diluted	1,236,967	1,233,356	1,230,880

Basic earnings per share	$2.60	$1.95	$1.57

Diluted earnings per share	$2.60	$1.95	$1.56

Note 11. Benefit Plans

Employee Stock Discount Plan

In 1999, the Company adopted an Employee Stock Discount Plan available to all employees who work at least twenty hours per week, more than five months in a calendar year, and who have been employed by the Company for at least one year. The plan provides for elective payroll deductions not to exceed 5% of the employee’s annual compensation to be set aside to purchase shares of common stock. Stock purchased by employees under this plan shall be at a cost of 85% of the fair market value of the common stock at the date of the purchase. Up to 15,000 shares have been reserved for this plan. At December 31, 2005, all 15,000 shares had been sold under the provisions of this plan.

Director Stock Purchase Plan

The Company adopted a Director Stock Purchase Plan in 1999 available to all non-employee directors. The plan provides for a director to elect to receive up to 50% of director fees in shares of common stock. Stock issued under this plan shall be at the market value of the stock on the date of issuance. Up to 5,000 shares have been reserved for this plan. At December 31, 2005, 4,621 shares had been sold under the provisions of this plan.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

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

	Available For Grant	Granted and Outstanding
Balance, December 31, 2002	4,900	4,800

Granted	(4,200)	4,200
Exercised	—	—
Forfeited	600	(600)

Balance, December 31, 2003	1,300	8,400

Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, December 31, 2004	1,300	8,400

Granted	(1,300)	1,300
Exercised	—	(200)
Forfeited	—	—

Balance, December 31, 2005	—	9,500

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Additional information relating to the Incentive Plan is detailed below:

	2005	2004	2003
Outstanding options at December 31, 2005:
Exercise price, beginning of the year(1)	$21.62	$21.62	$20.31
Exercise price, end of year(1)	$22.07	$21.62	$21.62
Range of exercise prices
From	$18.00	$18.00	$18.00
To	$25.00	$23.00	$23.00
Remaining contractual life in months(1)	71	83	95

Exercisable options outstanding at December 31, 2005:
Number	9,500	8,400	8,400
Exercise price(1)	$22.07	$21.62	$21.62

Weighted average exercise price of options:
Granted during the year	$25.00	$—	$23.00
Exercised during the year	$22.00	$—	$—
Forfeited during the year	$—	$—	$20.83
Expired during the year	$—	$—	$—

Significant assumptions used in determining fair value of options granted:
Risk-free interest rate	4.29%	n/a	3.25%
Expected life in years	10	n/a	10
Expected dividends	2.35%	n/a	1.67%
Expected volatility	0.14%	n/a	0.06%

Grant-date fair value:
Options granted during the year	$4,459	$—	$11,760

Results of operations:
Compensation cost recognized in income for all stock-based compensation awards	$—	$—	$—

Pro forma net income(2)	$3,205,563	$2,386,338	$1,926,216

Pro forma basic earnings per common share(2)	$2.59	$1.94	$1.57

Pro forma diluted earnings per common share(2)	$2.59	$1.93	$1.56

(1)	Weighted average
(2)	As if the fair value based method prescribed by SFAS No. 123 had been applied

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan

The Bank has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plan’s funded status as of December 31:

	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$2,686,644	$2,250,097
Service cost	238,929	204,329
Interest cost	161,038	146,083
Actuarial (gain) loss	481,191	130,113
Benefits paid	(99,398)	(43,978)

Benefit obligation at end of year	$3,468,404	$2,686,644

Change in plan assets
Fair value of plan assets at beginning of year	$2,177,143	$1,862,249
Actual return on plan assets	332,628	204,139
Employer contribution	187,572	154,733
Benefits paid	(99,398)	(43,978)

Fair value of plan assets at end of year	$2,597,945	$2,177,143

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$239,766	$341,070
Contributions	187,572	154,733
Pension cost	(253,744)	(256,037)

Prepaid (accrued) benefit cost, ending	$173,594	$239,766

Funded status	$(870,459)	$(509,501)
Unrecognized transitional net assets	(1,915)	(2,872)
Unrecognized prior service costs	9,174	10,704
Unrecognized net actuarial loss	1,036,794	741,435

Prepaid (accrued) benefit cost	$173,594	$239,766

Weighted-average assumptions to determine benefit obligation
Discount rate	5.8%	6.0%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	5.0%	5.0%

	2005	2004	2003
Components of net periodic benefit cost
Service cost	$238,929	$204,329	$167,375
Interest cost	161,038	146,083	127,403
Expected return on plan assets	(171,679)	(121,027)	(88,925)
Amortization	573	573	573
Recognized net actuarial (gain) loss	24,883	26,079	31,430

Net periodic benefit cost	$253,744	$256,037	$237,856

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Weighted-average assumptions for net periodic benefit cost at September 30

	2005	2004
Discount rate	6.0%	6.5%
Expected long-term rate of return on plan assets	8.5%	8.5%
Annual salary increase	5.0%	5.0%

The accumulated benefit obligation for the defined benefit pension plan was $1,818,178 and $1,520,169 at December 31, 2005 and 2004.

Contributions are expected to be approximately $197,997 in 2006.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

10/1/05 – 9/30/06	$7,359
10/1/06 – 9/30/07	12,332
10/1/07 – 9/30/08	12,325
10/1/08 – 9/30/09	20,228
10/1/09 – 9/30/10	20,294
10/1/10 – 9/30/15	546,326

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

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

	2005	2004
Asset Category
Mutual funds – fixed income	19%	20%
Mutual funds – equity	81%	80%
Other	0%	0%

Total	100%	100%

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Management believes the trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administration costs chargeable to the Trust.

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and Executive employees. The corresponding assets and liabilities accounts at December 31, 2005 were valued at $82,240 for the Director Plan and $158,447 for the Executive Plan.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which profit sharing contributions are made at the discretion of the Board of Directors. The plan also allows for employee contributions of up to 12% of eligible compensation. The Company will match up to 50% of the first 6% contributed by the employee. The employer contribution vests on a graduated schedule over seven years. Contributions to the plan, including the matching portion, amounted to $124,991, $108,575, and $94,367 in 2005, 2004, and 2003, respectively.

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (all Federal) are as follows:

	2005	2004	2003
Current	$1,566,950	$1,174,901	$683,497
Deferred	(122,372)	(139,185)	110,530

	$1,444,578	$1,035,716	$794,027

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

	2005	2004	2003
Tax at statutory federal rate	$1,582,564	$1,168,211	$924,883
Tax exempt interest income	(129,743)	(138,693)	(137,694)
Other	(8,243)	6,198	6,838

	$1,444,578	$1,035,716	$794,027

Notes to Consolidated Financial Statements

Note 12. Income Taxes, continued

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31 are summarized as follows:

	2005	2004
Deferred tax assets
Allowance for loan losses	$598,117	$543,892
Deferred compensation	81,834	59,040
Other	24,774	13,620

Deferred tax assets	704,725	616,552

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(12,299)	(190,493)
Depreciation	(276,090)	(291,233)
Accretion of discount on investment securities	(3,391)	(3,407)
Accrued pension costs	(65,761)	(88,260)
Other	(3,459)	—

Deferred tax liabilities	(361,000)	(573,393)

Net deferred tax asset (liability)	$343,725	$43,159

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

	2005	2004
Commitments to extend credit	$35,576,000	$31,252,000
Standby letters of credit	2,467,000	1,818,000

	$38,043,000	$33,070,000

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

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company’s market area. The concentrations of credit by type of loan are set forth in the Loans Receivable note. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,500,000. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke and Rockbridge counties. The Company has a loan concentration relating to construction and land development, lumber and timber, and hotel and motels. Total loans and loan commitments to these industrial groups amounted to approximately $36,000,000, $7,000,000, and $8,000,000 respectively at December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as those terms are defined in the regulations. Management believes, as of December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Capital Requirements, continued

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios are also presented in the table (in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Consolidated	$23,942	13.2%	$14,542	8.0%	$18,178	10.0%
Bank of Botetourt	$22,541	12.4%	$14,526	8.0%	$18,158	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$21,671	11.9%	$7,271	4.0%	$10,907	6.0%
Bank of Botetourt	$20,270	11.2%	$7,263	4.0%	$10,895	6.0%
Tier I Capital (to Average Assets)
Consolidated	$21,671	9.7%	$9,429	4.0%	$11,786	5.0%
Bank of Botetourt	$20,270	9.1%	$9,375	4.0%	$11,719	5.0%

December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Consolidated	$21,150	12.5%	$13,582	8.0%	$16,978	10.0%
Bank of Botetourt	$19,759	11.7%	$13,559	8.0%	$16,949	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$19,028	11.2%	$6,791	4.0%	$10,187	6.0%
Bank of Botetourt	$17,640	10.4%	$6,780	4.0%	$10,169	6.0%
Tier I Capital (to Average Assets)
Consolidated	$19,028	9.2%	$8,265	4.0%	$10,332	5.0%
Bank of Botetourt	$17,640	8.6%	$8,211	4.0%	$10,264	5.0%

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,170,000 at December 31, 2005. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2005.

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

Aggregate loan transactions with related parties were as follows:

	2005	2004
Balance, beginning	$1,039,702	$1,075,959

New loans	7,492,825	5,933,266
Repayments	(6,265,298)	(5,969,523)

Balance, ending	$2,267,229	$1,039,702

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$40,019	$25,400
Securities held to maturity	1,350,000	1,350,000
Investment in affiliate bank at equity	20,333,753	18,068,806
Other assets	12,363	12,781

Total assets	$21,736,135	$19,456,987

Liabilities
Income tax payable	$1,090	$814

Total liabilities	1,090	814

Stockholders’ equity
Common stock	1,240,121	1,232,745
Surplus	1,510,751	1,361,970
Retained earnings	18,960,299	16,491,678
Accumulated other comprehensive income (loss)	23,874	369,780

Total stockholders’ equity	21,735,045	19,456,173

Total liabilities and stockholders’ equity	$21,736,135	$19,456,987

Statements of Income

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income
Dividends from affiliate bank	$741,401	$742,063	$467,534
Interest on taxable securities	34,024	31,718	34,488
Interest on tax exempt securities	12,400	12,400	12,008

	787,825	786,181	514,030

Expenses
Operating expenses	31,409	29,807	37,231

Income before taxes and equity in undistributed income of affiliate	756,416	756,374	476,799
Income tax	(1,090)	(870)	1,097

Income before equity in undistributed income of affiliate	755,326	755,504	477,896
Equity in undistributed income of affiliate	2,454,696	1,644,694	1,448,320

Net income	$3,210,022	$2,400,198	$1,926,216

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$3,210,022	$2,400,198	$1,926,216
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of affiliate	(2,454,696)	(1,644,694)	(1,448,320)
Net increase (decrease) in other liabilities	276	814	(4,831)
Net (increase) decrease in other assets	418	(1,595)	3,305

Net cash provided by operating activities	756,020	754,723	476,370

Cash flows from investing activities
Purchases of investment securities	(200,000)	(675,000)	(1,300,000)
Maturities of investment securities	200,000	475,000	1,300,000
Increase in investment in Bank	(156,157)	(35,601)	(49,434)

Net cash used in investing activities	(156,157)	(235,601)	(49,434)

Cash flows from financing activities
Dividends paid	(741,401)	(567,063)	(467,534)
Common stock issued	156,157	35,601	49,434

Net cash used by financing activities	(585,244)	(531,462)	(418,100)

Net increase (decrease) in cash and due from banks	14,619	(12,340)	8,836
Cash and cash equivalents, beginning	25,400	37,740	28,904

Cash and cash equivalents, ending	$40,019	$25,400	$37,740

Stockholder Information

Annual Meeting

The annual meeting of stockholders will be held at 2:30 p.m. on Wednesday, May 17, 2006, at the Buchanan Theatre, Main Street, Buchanan, Virginia.

Requests for Information

Requests for information should be directed to Mr. H. Watts Steger, III at Botetourt Bankshares, Inc., Post Office Box 339, Buchanan, Virginia, 24066; telephone (540) 591-5000.

Independent Auditors	Stock Transfer Agent
Larrowe & Company, PLC	Botetourt Bankshares, Inc.
Certified Public Accountants	Post Office Box 339
Post Office Box 760	Buchanan, Virginia 24066
Galax, Virginia 24333

Federal Deposit Insurance Corporation

The Bank is a member of the FDIC. This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Banking Offices

Buchanan Office
19747 Main Street
(540) 254-1721
Daleville Office		Peters Creek Office
670 Roanoke Road		3130 Peters Creek Road
(540) 992-4777		(540) 777-2010

Eagle Rock Office		Fairfield Office
58 Railroad Avenue		5905 North Lee Highway
(540) 884-2265		(540) 377-5270

Troutville Office		Investment Securities
5462 Lee Highway		5462 Lee Highway
(540) 966-3850		(540) 473-1224

Bonsack Office		Mortgage Centers
3801 Challenger Avenue		Daleville (540) 966-5626
(540) 777-2265		Lexington (540) 463-5626

Lexington Office		Operations Center
65 East Midland Trail		19800 Main Street
(540) 463-7224		(540) 473-1173

www.bankofbotetourt.com

info@bankofbotetourt.com

Item 8. Changes in and Disagreements with Accountants

Not applicable.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report effectively and in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal controls over financial reporting, or in other factors that could affect those controls, occurred during our fourth quarter of 2005 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting. We are aware of not significant deficiencies or material weaknesses of internal controls that would require corrective action. However, we review our internal controls regularly, including accounting controls, and may make changes from time to time aimed at enhancing our internal controls and ensuring our systems evolve with our business.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information as of March 31, 2006 regarding the names, ages, principal occupations and business experience for the past five years for each of the Company’s Directors and executive officers is provided in the Company’s proxy materials for the 2006 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated herein by reference. Directors serve on the Board for one-year terms, and executive officers are all elected for terms of one year. However, if the proposal, Item 1, submitted to the shareholders in the proxy materials for this year’s annual meeting of shareholders is approved, and the Company’s articles of incorporation are amended as described, directors will be elected to three year terms and the Board will be divided into three equal classes.

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Messers. Moore, Patterson, and Williamson, all of whom satisfy all of the following criteria: (i) meet the independence requirements set forth in the NASD’s definition of “independent director,” (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries, except for Board fees (iii) are not affiliated persons of the Company or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The Board of Directors has determined that Mr. John B. Williamson, III, president of RGC Resources, Inc., a reporting company, qualifies as an “audit committee financial expert” within the meaning of Item 401 of Regulation SB of the Securities Exchange Act. Mr. Williamson is independent of management based on the independence requirements set forth in the NASD’s definition of “independent director.” For more information regarding the Audit Committee and the Audit Committee Charter, as well as information relating to activities of the Company’s outside auditor and fees paid to that auditor, please see the Company’s proxy statement for its annual meeting of shareholders in 2006, which will be filed pursuant to schedule 14A, which is incorporated by reference to this filing.

Code of Ethics

The Corporation has adopted a Codes of Business Conduct and Ethics that apply to its directors, executives and employees. Copies of these codes were provided as Exhibits 99.2, 99.3, and 99.4 in the Form 10-KSB filed March, 25, 2004.

Item 10. Executive Compensation

For more information regarding the compensation paid in 2005, 2004, and 2003 to the Company and Bank’s Executive Officers, please see the Company’s proxy statement for its annual meeting of shareholders in 2006, which will be filed pursuant to schedule 14A, which is incorporated by reference to this filing.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

Information as of March 31, 2006 regarding the number of shares of Common Stock beneficially owned by each director, by the executive officer and by all directors and executive officers as a group, as well as the number of shares held by each holder of five percent or more of the outstanding common stock of the Company, is provided in the Company’s proxy materials for the 2006 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated herein by reference to this filing.

Item 12. Certain Relationships and Related Transactions

Transactions with Management

Some of the directors and officers of the Company are at present, as in the past, customers of the Company, and the Company has had and expects to have in the future banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 2005 is provided in the Company’s proxy materials for the 2006 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated by reference to this filing.

There are no legal proceedings to which any director, officer, principal shareholder or associate is a party that would be material and adverse to the Company.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i).	Restated Articles of Incorporation filed on the Form 10-SB 12G/A on June 22, 2004.

3(ii).	Bylaws filed on the Form 10-SB 12G on April 30, 2002.

10.4	Change In Control Agreement filed on the Form 10-SB 12G on April 30, 2002.

12.	Annual Report to Shareholders (Included as Item 7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13 a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.2	Code of Ethics/Conflict of Interest Policy For Board of Directors Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 25, 2004.

99.3	Code of Ethics & Professional Conduct Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 25, 2004.

99.4	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 25, 2004.

(b)	Reports on Form 8-K

On December 29, 2005 the Company filed a Current Report on Form 8-K under Item 8.01 explaining that the Company’s public float had been recalculated to eliminate stock held by affiliates, reducing the Company’s public float to $22,897,035 and allowing the Company to continue filing as a small business filer for the 2006 calendar year.

On October 21, 2005 the Company filed a Current Report on Form 8-K under Item 2.02 announcing the financial results of operations and financial condition for period ended September 30, 2005 along with Item 9.01 financial statement exhibits.

Item 14. Principal Accountant Fees and Services

Information regarding services provided by our independent accountants is included in the Report of the Audit Committee, which is referenced in Item 9 and is provided in the Company’s proxy materials for the 2006 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated by reference to this filing.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 23, 2006	By:	/s/ H. Watts Steger, III
	Name:	H. Watts Steger, III
	Title:	Chairman and Chief Executive Officer

	By:	/s/ Michelle A. Alexander
	Name:	Michelle A. Alexander
	Title:	Vice President and Chief Financial Officer