Form 10QSB
period 2006-03-31
BOTETOURT BANKSHARES INC
filed 2006-05-12
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of May 12, 2006 was 1,240,521.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Botetourt Bankshares, Inc.

Form 10-QSB

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

	(Unaudited) March 31, 2006	(Audited) December 31, 2005
Assets
Cash and due from banks	$6,286,667	$8,985,579
Interest-bearing deposits with banks	247,876	291,648
Federal funds sold	13,187,000	6,752,000
Investment securities available for sale	29,004,471	27,940,163
Investment securities held to maturity	1,639,800	1,809,776
Restricted equity securities	524,600	474,000
Loans, net of allowance for loan losses of $2,290,668 at March 31, 2006 and $2,271,074 at December 31, 2005	187,794,906	183,352,611
Property and equipment, net	5,714,121	5,784,284
Accrued income	1,369,047	1,222,811
Foreclosed assets	80,000	—
Other assets	1,970,881	1,920,863

Total assets	$247,819,369	$238,533,735

Liabilities and stockholders’ equity
Liabilities
Noninterest-bearing deposits	$33,553,018	$31,365,352
Interest-bearing deposits	190,591,816	184,477,729

Total deposits	224,144,834	215,843,081

Federal funds purchased		—
Accrued interest payable	588,643	548,317
Other liabilities	673,317	407,292

Total liabilities	225,406,794	216,798,690

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,240,521 issued and outstanding at March 31, 2006 and 1,240,121 issued and outstanding at December 31, 2005	1,240,521	1,240,121
Additional paid-in capital	1,518,151	1,510,751
Retained earnings	19,615,217	18,960,299
Accumulated other comprehensive income (loss)	38,686	23,874

Total stockholders’ equity	22,412,575	21,735,045

Total liabilities and stockholders’ equity	$247,819,369	$238,533,735

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Three Months ended March 31, 2006 and 2005 (Unaudited)

	Three Months Ended March 31,

	2006 (Unaudited)	2005 (Unaudited)
Interest income
Loans and fees on loans	$3,661,479	$3,068,824
Federal funds sold	108,878	4,365
Investment securities:
Taxable	187,081	130,604
Exempt from federal income tax	92,798	95,315
Dividend income	9,228	7,530
Deposits with banks	2,011	1,100

Total interest income	4,061,475	3,307,738

Interest expense
Deposits	1,329,385	870,807
Federal funds purchased	—	16,332

Total interest expense	1,329,385	887,139

Net interest income	2,732,090	2,420,599
Provision for loan losses	75,000	125,000

Net interest income after provision	2,657,090	2,295,599

Non-interest income
Service charges on deposit accounts	131,439	138,212
Net realized gains (losses) on sales of securities	—	7,198
Other income	241,894	267,802

Total non-interest income	373,333	413,212

Non-interest expense
Salaries and employee benefits	1,088,447	931,629
Occupancy and equipment expense	208,385	204,483
Other expense	474,419	505,519

Total non-interest expense	1,771,251	1,641,631

Income before income taxes	1,259,172	1,067,180
Income tax expense	381,032	316,098

Net income	$878,140	$751,082

Basic earnings per share	$0.71	$0.61

Diluted earnings per share	$0.71	$0.61

Basic weighted average shares outstanding	1,240,197	1,235,367

Diluted average shares outstanding	1,242,339	1,236,200

Botetourt Bankshares, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Three Months ended March 31, 2006 (Unaudited) and the Year ended December 31, 2005 (Audited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount
Balance, December 31, 2004	1,232,745	$1,232,745	$1,361,970	$16,491,678	$369,780	$19,456,173

Comprehensive income
Net income	—	—	—	3,210,022	—	3,210,022
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(175,747)	—	—	—	—	(341,155)	(341,155)
Reclassified securities gains realized, net of taxes of $(2,447)	—	—	—	—	(4,751)	(4,751)

Total comprehensive income						2,864,116

Dividends declared ($0.60 per share)	—	—	—	(741,401)	—	(741,401)
Stock issued	7,376	7,376	148,781	—	—	156,157

Balance, December 31, 2005	1,240,121	1,240,121	1,510,751	18,960,299	23,874	21,735,045

Comprehensive income
Net income	—	—	—	878,140	—	878,140
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $7,630	—	—	—	—	14,812	14,812
Reclassified securities gains realized, net of taxes of $(0)	—	—	—	—	—	—

Total comprehensive income						892,952

Dividends declared ($0.18 per share)	—	—	—	(223,222)	—	(223,222)
Stock issued	400	400	7,400	—	—	7,800

Balance, March 31, 2006	1,240,521	$1,240,521	$1,518,151	$19,615,217	$38,686	$22,412,575

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2006 and 2005 (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$878,140	$751,082
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	143,137	131,073
Accretion of discounts on securities	(1,890)	(2,269)
Provision for loan losses	75,000	125,000
Deferred income taxes	(20,401)	(40,820)
Net realized (gains) losses on sales of assets	—	21,802
Changes in assets and liabilities:
Accrued income	(146,236)	(130,312)
Other assets	(54,562)	(306,452)
Accrued interest payable	40,326	18,445
Other liabilities	258,395	(154,928)

Net cash provided by operating activities	1,171,909	412,621

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(6,435,000)	3,782,000
Purchases of investment securities – held to maturity	(100,000)	(100,000)
Purchases of investment securities – available for sale	(1,240,000)	(600,000)
Purchases of restricted equity securities	(50,600)	(34,300)
Maturity of investment securities – held to maturity	270,000	250,000
Maturity of investment securities – available for sale	200,000	160,000
Sale of investment securities – available for sale	—	800,500
Net (increase) decrease in interest-bearing deposits with banks	43,772	29,604
Net (increase) decrease in loans	(4,597,295)	(1,959,092)
Purchases of properties and equipment	(48,029)	(86,965)

Net cash (used) in investing activities	(11,957,152)	2,241,747

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	2,187,666	87,814
Net increase (decrease) in interest-bearing deposits	6,114,087	853,354
Net increase (decrease) in federal funds purchased	—	1,573,000
Dividends paid	(223,222)	(172,993)
Common stock issued	7,800	60,320

Net cash used in financing activities	8,086,331	2,401,495

Net increase in cash & cash equivalents	(2,698,912)	5,055,863

Cash and cash equivalents, beginning	8,985,579	5,789,445

Cash and cash equivalents, ending	$6,286,667	$10,845,308

Supplemental disclosures of cash flow information:
Interest paid	$1,289,059	$868,694

Income taxes paid	$—	$355,500

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$80,000	$71,450

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc., (the Company) was incorporated as a Virginia corporation on January 17, 1997 and is the holding company for Bank of Botetourt (the Bank). The Bank was acquired by the Company on September 30, 1997.

Bank of Botetourt was founded in 1899 and currently serves Botetourt, Roanoke, and Rockbridge Counties and surrounding areas through eight banking offices. As an FDIC-insured, state-chartered bank, the Bank is subject to regulation by the Commonwealth of Virginia’s Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of March 31, 2006 and for the periods ended March 31, 2006 and 2005 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2005, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

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

New Accounting Policy Applied

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. Note 4 further details the adoption of this policy.

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31.

	2006	2005
Balance, beginning	$2,271,074	$2,131,534
Provision charged to expense	75,000	125,000
Recoveries of amounts charged off	8,535	10,964
Amounts charged off	(63,941)	(29,125)

Balance, ending	$2,290,668	$2,238,373

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2006 and 2005 is as follows:

	2006	2005
Commitments to extend credit	$36,922,890	$32,563,562
Standby letters of credit	2,309,649	2,186,368

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

Note 4. Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

At January 1, 2006, all options had vested. In addition, no options were issued during first quarter of 2006, therefore, consistent with the prospective application methodology, no compensation expense was recognized.

At March 31, 2005, the Company accounted for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company was not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complied with the disclosure requirements set forth in SFAS No. 148, which included disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the quarter ended March 31, 2005 is as follows:

2005
Compensation cost recognized in income for all stock-based compensation awards	$—

Pro forma net income(1)	$751,082

Pro forma earnings per common share(1)	$0.61

Pro forma earnings per diluted share(1)	$0.61

(1)	As if the fair value based method prescribed by SFAS No. 123 had been applied.

Note 5. Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-KSB for the year ended December 31, 2005.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31, Pension Benefits
	2006	2005
Service cost	$68,182	$59,732
Interest cost	49,806	40,260
Expected return on plan assets	(51,144)	(42,920)
Amortization of net obligation at transition	(239)	(239)
Amortization of prior service cost	383	382
Amortization of net (gain) loss	9,078	6,221

Net periodic benefit cost	$76,066	$63,436

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $197,997 to its pension plan in 2006. No contributions were made in the first quarter of 2006. The Company expects to contribute $197,997 to fund the plan in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 2006 was $878,140 compared to $751,082 for the same period last year, representing an increase of $127,058 or 16.92%. Both basic and diluted earnings per share increased $0.10 from $0.61 at March 31, 2005 to $0.71 at March 31, 2006. The increase in net income is mostly attributable to a higher net interest margin due to the company’s asset sensitive position during a continuing rising interest rate environment. Additionally the company’s earnings have benefited from a lower provision for loan losses due to improved asset quality in its loan portfolio.

Interest-earning assets increased $35,791,988 to $234,689,321 at March 31, 2006 from $198,897,333 at March 31, 2005. Total interest income increased in the first three months of 2006 as compared to the first three months of 2005 due primarily to an increase in earning assets as well as a rising interest rate environment during the period. Additionally, interest-bearing liabilities increased $23,308,188 to $190,591,816 at March 31, 2006 from $167,283,628 at March 31, 2005. Interest expense increased during the period due to the increase in interest-bearing deposits as well as rising interest rates paid on the deposits. Net interest income increased by $311,491 for the three months ended March 31, 2006 compared to the same time period in 2005.

The provision for loan losses was $75,000 for the three months ended March 31, 2006 and $125,000 for the three months ended March 31, 2005. The decrease in the provision was due to overall improvement of asset quality in the loan portfolio and less rapid loan growth. Bank management has implemented a comprehensive loan review program which includes a risk rating system for all loans. The allowance for loan losses is evaluated on a regular basis and represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The allowance consists of specific, general, and unallocated components. The adequacy for loan losses are determined by analysis of different components. The related provision is based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate.

Non-interest income decreased by 9.65% to $373,333 for the three months ended March 31, 2006 compared to $413,212 for the three months ended March 31, 2005. The decrease is primarily attributed to a decrease in income from title insurance commissions from the bank’s subsidiary and income from the sales of mutual funds and annuities. The bank’s subsidiary has an investment in two title insurance companies whose commissions have decreased due to decreased mortgage lending activity. For the three months ended March 31, 2006, non-interest expense increased by $129,620, or 7.90% which is primarily a result of an increase in salaries and employee benefits. Management continues to examine ways to lower overhead and increase profitability.

As discussed in the notes to the consolidated financial statements, the Company adopted SFAS 123R as of January 1, 2006, which requires compensation expense to be recognized for stock awards. All outstanding options had vested at January 1, 2006 and no options were granted in the first quarter of 2006, therefore the Company did not recognize any compensation expense related to SFAS 123R for the three months ended March 31, 2006.

Financial Condition

As a result of continued overall loan demand in our operating markets, total loans increased $4,461,889 during the three months ended March 31, 2006. The funding of these new loans is attributable to increased deposits. Deposits increased by $8,301,753 as a result of competitive pricing and successful deposit campaigns. Also as a result of deposit growth, federal funds sold increased $6,435,000 and investment securities, including restricted equity securities, increased $944,932. Given the flat yield curve environment, management elected to invest primarily in overnight and shorter-term investments to ensure liquidity and generate income. Total assets increased by $9,285,634 to $247,819,369.

Stockholders’ equity totaled $22,412,575 at March 31, 2006 compared to $21,735,045 at December 31, 2005. The $677,530 increase during the period was the result of earnings for the three months combined with capital stock issued from the exercise of employee stock options and by an increase in the market value of securities that are classified as available for sale offset by dividends paid for the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of March 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Botetourt Bankshares, Inc.

Date: May 12, 2006	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer