Form 10QSB
period 2006-06-30
BOTETOURT BANKSHARES INC
filed 2006-07-28
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of July 28, 2006 was 1,240,900.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Botetourt Bankshares, Inc.

Form 10-QSB

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

	(Unaudited) June 30, 2006	(Audited) December 31, 2005

Assets
Cash and due from banks	$7,060,747	$8,985,579
Interest-bearing deposits with banks	257,896	291,648
Federal funds sold	17,224,000	6,752,000
Investment securities available for sale	29,101,055	27,940,163
Investment securities held to maturity	1,539,858	1,809,776
Restricted equity securities	524,600	474,000
Loans, net of allowance for loan losses of $2,348,715 at June 30, 2006 and $2,271,074 at December 31, 2005	192,177,113	183,352,611
Property and equipment, net	5,652,032	5,784,284
Accrued income	1,445,141	1,222,811
Foreclosed assets	80,000	—
Other assets	2,097,971	1,920,863

Total assets	$257,160,413	$238,533,735

Liabilities and stockholders equity
Liabilities
Noninterest-bearing deposits	$36,501,283	$31,365,352
Interest-bearing deposits	196,532,007	184,477,729

Total deposits	233,033,290	215,843,081

Accrued interest payable	679,198	548,317
Other liabilities	458,860	407,292

Total liabilities	234,171,348	216,798,690

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,240,900 issued and outstanding at June 30, 2006 and 1,240,121 issued and outstanding at December 31, 2005	1,240,900	1,240,121
Additional paid-in capital	1,530,184	1,510,751
Retained earnings	20,346,778	18,960,299
Accumulated other comprehensive income (loss)	(128,797)	23,874

Total stockholders’ equity	22,989,065	21,735,045

Total liabilities and stockholders’ equity	$257,160,413	$238,533,735

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Six and Three Months ended June 30, 2006 and 2005 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans and fees on loans	$7,512,452	$6,262,159	$3,850,973	$3,193,335
Federal funds sold	258,480	18,582	149,602	14,217
Investment securities:
Taxable	388,504	259,801	201,423	129,197
Exempt from federal income tax	186,110	187,900	93,312	92,585
Dividend income	19,317	15,519	10,089	7,989
Deposits with banks	6,253	2,333	4,242	1,233

Total interest income	8,371,116	6,746,294	4,309,641	3,438,556

Interest expense
Deposits	2,824,402	1,828,903	1,495,017	958,096
Federal funds purchased	—	16,807	—	475

Total interest expense	2,824,402	1,845,710	1,495,017	958,571

Net interest income	5,546,714	4,900,584	2,814,624	2,479,985
Provision for loan losses	150,000	250,000	75,000	125,000

Net interest income after provision	5,396,714	4,650,584	2,739,624	2,354,985

Non-interest income
Service charges on deposit accounts	279,398	278,699	147,959	140,487
Net realized gains (losses) on sales of securities	—	7,198	—	—
Other income	485,628	492,949	243,734	225,147

Total non-interest income	765,026	778,846	391,693	365,634

Non-interest expense
Salaries and employee benefits	2,141,366	1,845,241	1,052,919	913,612
Occupancy and equipment expense	435,006	402,413	226,621	197,930
Other expense	930,191	932,359	455,772	426,840

Total non-interest expense	3,506,563	3,180,013	1,735,312	1,538,382

Income before income taxes	2,655,177	2,249,417	1,396,005	1,182,237
Income tax expense	822,182	686,493	441,150	370,395

Net income	$1,832,995	$1,562,924	$954,855	$811,842

Basic earnings per share	$1.48	$1.26	$0.77	$0.66

Diluted earnings per share	$1.48	$1.26	$0.77	$0.66

Basic weighted average shares outstanding	1,240,395	1,235,518	1,240,592	1,235,668

Diluted average shares outstanding	1,242,816	1,236,351	1,243,266	1,236,501

Botetourt Bankshares, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months ended June 30, 2006 (Unaudited) and the Year ended December 31, 2005 (Audited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount
Balance, December 31, 2004	1,232,745	$1,232,745	$1,361,970	$16,491,678	$369,780	$19,456,173

Comprehensive income
Net income	—	—	—	3,210,022	—	3,210,022
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(175,747)	—	—	—	—	(341,155)	(341,155)
Reclassified securities gains realized, net of taxes of $(2,447)	—	—	—	—	(4,751)	(4,751)

Total comprehensive income						2,864,116

Dividends declared ($0.60 per share)	—	—	—	(741,401)	—	(741,401)
Stock issued	7,376	7,376	148,781	—	—	156,157

Balance, December 31, 2005	1,240,121	1,240,121	1,510,751	18,960,299	23,874	21,735,045

Comprehensive income
Net income	—	—	—	1,832,995	—	1,832,995
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(78,649)	—	—	—	—	(152,671)	(152,671)
Reclassified securities gains realized, net of taxes of $(0)	—	—	—	—	—	—

Total comprehensive income						1,680,324

Dividends declared ($0.36 per share)	—	—	—	(446,516)	—	(446,516)
Stock issued	779	779	19,433	—	—	20,212

Balance, June 30, 2006	1,240,900	$1,240,900	$1,530,184	$20,346,778	$(128,797)	$22,989,065

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2006 and 2005 (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$1,832,995	$1,562,924
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	291,368	270,032
Accretion of discounts on securities	(3,935)	(3,288)
Provision for loan losses	150,000	250,000
Deferred income taxes	(30,609)	(84,034)
Net realized (gains) losses on sales of assets	—	12,693
Changes in assets and liabilities:
Accrued income	(222,330)	(68,738)
Other assets	(199,594)	(319,621)
Accrued interest payable	130,881	55,769
Other liabilities	130,217	(455,774)

Net cash provided by operating activities	2,078,993	1,219,963

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(10,472,000)	(181,000)
Purchases of investment securities – held to maturity	(200,000)	(100,000)
Purchases of investment securities – available for sale	(3,338,359)	(697,783)
Purchases of restricted equity securities	(50,600)	(34,300)
Maturity of investment securities – held to maturity	470,000	250,000
Maturity of investment securities – available for sale	1,950,000	260,000
Sale of investment securities – available for sale	—	800,500
Net (increase) decrease in interest-bearing deposits with banks	33,752	24,301
Net (increase) decrease in loans	(9,054,502)	(7,481,523)
Purchases of properties and equipment	(106,021)	(234,778)
Proceeds from sales of foreclosed assets	—	78,000

Net cash (used) in investing activities	(20,767,730)	(7,316,583)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	5,135,931	840,257
Net increase (decrease) in interest-bearing deposits	12,054,278	8,868,919
Net increase (decrease) in federal funds purchased	—	—
Dividends paid	(446,516)	(345,987)
Common stock issued	20,212	60,320

Net cash used in financing activities	16,763,905	9,423,509

Net increase in cash & cash equivalents	(1,924,832)	3,326,889
Cash and cash equivalents, beginning	8,985,579	5,789,445

Cash and cash equivalents, ending	$7,060,747	$9,116,334

Supplemental disclosures of cash flow information:
Interest paid	$2,693,521	$1,789,941

Income taxes paid	$773,400	$1,113,700

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$80,000	$71,450

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

The consolidated financial statements as of June 30, 2006 and for the periods ended June 30, 2006 and 2005 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2005, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30.

	2006	2005
Balance, beginning	$2,271,074	$2,131,534
Provision charged to expense	150,000	250,000
Recoveries of amounts charged off	20,762	20,145
Amounts charged off	(93,121)	(128,663)

Balance, ending	$2,348,715	$2,273,016

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2006 and 2005 is as follows:

	2006	2005
Commitments to extend credit	$37,570,232	$32,885,054
Standby letters of credit	2,681,162	2,180,145

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

The Company adopted the 1999 Incentive Stock Option Plan (Incentive Plan) for certain employees which reserves up to 10,000 shares. Under the terms of the plan, option exercise price shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of the fair market value of the stock on the date of the grant. Options granted under the plan expire no more than 10 years from date of grant and may not be exercised for six months after the date of the grant.

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first six months of 2006.

A summary of option activity under the Incentive Plan as of June 30, 2006 is as follows:

	Options Outstanding	Weighted Average Exercise Price		Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	9,500		$22.07
Granted	—	$	n/a
Forfeited	—	$	n/a
Exercised	(400)		$19.50

Outstanding, June 30, 2006	9,100		$22.19	80 months	$73,164

Exercisable, June 30, 2006	9,100		$22.19	80 months	$73,164

All outstanding options vested prior to January 1, 2006, therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first six months of 2006. There was no unrecognized compensation cost at June 30, 2006 and the adoption of SFAS No. 123R has had no affect on the financial statements.

At June 30, 2005, the Company accounted for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company was not required to adopt the fair value based recognition provisions prescribed under SFAS No 123, Accounting for Stock-Based Compensation, but complied with the disclosure requirements set forth in SFAS No. 148, which included disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the quarter ended June 30, 2005 is as follows:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income	$1,562,924	$811,842
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	—	—

Proforma net income	$1,562,924	$811,842

Earnings per share
Basic, reported	$1.26	$0.66

Basic, proforma	$1.26	$0.66

Diluted, reported	$1.26	$0.66

Basic, proforma	$1.26	$0.66

Note 5. Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-KSB for the year ended December 31, 2005.

Components of Net Periodic Benefit Cost

	Six Months Ended June 30, Pension Benefits
	2006	2005
Service cost	$136,364	$119,465
Interest cost	99,613	80,519
Expected return on plan assets	(102,287)	(85,840)
Amortization of net obligation at transition	(479)	(479)
Amortization of prior service cost	765	765
Amortization of net (gain) loss	18,156	12,442

Net periodic benefit cost	$152,132	$126,872

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $197,997 to its pension plan in 2006. No contributions were made in the first six months of 2006. The Company expects to contribute $197,997 to fund the plan in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the six months ended June 30, 2005 was $1,832,995 compared to $1,562,924 for the same period last year, representing an increase of $270,071 or 17.28%. Interest-earning assets increased $34,937,586 from $208,235,651 at June 30, 2005 to $243,173,237 at June 30, 2006. Total interest income increased in the first six months of 2006 as compared to the first six months of 2005 due primarily to an increase in earning assets as well as a rising interest rate environment during the period. The increase in interest income resulted in a net increase of $646,130 to net interest income for the six months ended June 30, 2006 compared to the same time period in 2005. Interest expense increased due to deposit liabilities repricing at higher interest rates.

The provision for credit losses was $150,000 for the six months ended June 30, 2006 and $250,000 for the six months ended June 30, 2005. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income decreased by 1.77% to $765,026 for the six months ended June 30, 2006 compared to $778,846 for the six months ended June 30, 2005. The decrease is primarily attributed to a decrease in income from title insurance commissions from the bank’s subsidiary and reduced income from the sales of mutual funds and annuities. The bank’s subsidiary has an investment in two title insurance companies whose commissions are dependent on the mortgage lending function, which has experienced a slowdown in the first six months of 2006. Also, increased competition resulting from the formation of additional title insurance agencies in the Company’s market has reduced income from title insurance commissions. For the six months ended June 30, 2006, non-interest expense increased by $326,550, or 10.27% which is primarily a result of an increase in salaries, employee benefits, and occupancy expenses associated with the continuing growth of the Company. Management continues to examine ways to lower overhead and increase profitability.

Net income for the three months ended June 30, 2006 was $954,855 compared to $811,842 for the same period last year, representing an increase of $143,013 or 17.62%. Both basic and diluted earnings per share increased $0.11 from $0.66 at June 30, 2005 to $0.77 at June 30, 2006. The increase in net income is mostly attributable to a higher net interest margin, an increase in non-interest income during the second quarter, and lower provision for loan and lease losses. Total interest income increased during the three month period as compared to the same three month period in 2005 due primarily to an increase in earning assets as well as a continuing rising interest rate environment. Interest expense increased during the three month period as compared to the same three month period of 2005 due to deposit liabilities repricing at higher interest rates. Net interest income was $334,639 higher in the three months ended June 30, 2006 as compared to the same period in 2005.

The provision for credit losses was $75,000 for the quarter ended June 30, 2006 and $125,000 for the quarter ended June 30, 2005. The decline in the provision is a result of improved asset quality and lower loan delinquencies. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income increased by $26,059 or 7.13% for the three months ended June 30, 2006 compared to the same quarter in the previous year. The increase is primarily attributed to an increase in income from the sales of mutual funds and annuities during the quarter as well as an increase in fee income attributed to the bank’s VISA card program. Non-interest expense for the three months ended June 30, 2006 increased by $196,930, or 12.80% over the same quarter in the previous year.

As discussed in the notes to the consolidated financial statements, the Company adopted SFAS 123R as of January 1, 2006, which requires compensation expense to be recognized for stock awards. All outstanding options had vested at January 1, 2006 and no options were granted in the first six months of 2006, therefore the Company did not recognize any compensation expense related to SFAS 123R for the six months ended June 30, 2006.

Financial Condition

As a result of continued loan demand in our operating markets, total loans increased $8,902,143 during the six months ended June 30, 2006. The funding of these new loans is attributable to increased deposits. Deposits increased by $17,190,209 as a result of competitive pricing and successful deposit campaigns. Also as a result of deposit growth, federal funds sold increased $10,472,000 and investment securities, including restricted equity securities, increased $941,574. Given the flat yield curve environment, management elected to invest primarily in overnight and shorter-term investments to ensure liquidity and generate income. Total assets increased by $18,626,678 to $257,160,413.

Stockholders’ equity totaled $22,989,065 at June 30, 2006 compared to $21,735,045 at December 31, 2005. The $1,254,020 increase during the period was the result of earnings for the six months combined with capital stock issued from employee-exercised stock options and the director stock purchase plan offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of June 30, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Botetourt Bankshares, Inc. held its annual shareholders’ meeting on Wednesday, May 17, 2006, at 2:30 p.m. at the Buchanan Theatre on Main Street in Buchanan, VA. The matters voted upon were an amendment to the Company’s Articles of Incorporation for a classified board, election of nine directors and any other business that properly came before the meeting, or any adjournment thereof. The vote is summarized as follows.

1.	The vote on an amendment to the Company’s Articles of Incorporation, dividing the board into three classes, with one-third of the directors in each class, and each class of directors elected in consecutive years for three year terms. The amendment passed with 73.14% affirmative vote.

In favor of the amendment	907,370
Opposed the amendment	4,265
Abstained from voting	7,500
Absent/Non-Affirmative	321,386

2.

Class I
Director Name	Shares Voted FOR	Shares WITHHELD
D. Bruce Patterson	967,003	—
F. Lindsey Stinnett	967,003	—
John B. Williamson, III	967,003	—

Class II
Name	Shares Voted FOR	Shares WITHHELD
G. Lyn Hayth, III	966,603	400
Gerald A. Marshall	967,003	—
Tommy L. Moore	967,003	—

Class III
Name	Shares Voted FOR	Shares WITHHELD
Edgar K. Baker	967,003	—
Joyce R. Kessinger	967,003	—
H. Watts Steger, III	967,003	—

3.	No other business came before the meeting requiring a vote.

Item 5. Other Information

None

Item 6. Exhibits

31	Certification of H. Watts Steger, III, Chief Executive Officer and Michelle A. Alexander, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of H. Watts Steger, III, Chief Executive Officer and Michelle A. Alexander, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: July 28, 2006	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer