Form 10QSB
period 2006-09-30
BOTETOURT BANKSHARES INC
filed 2006-11-09
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Issuer’s Common Stock, $1 Par Value, as of November 9, 2006 was 1,240,900.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Botetourt Bankshares, Inc.

Form 10-QSB

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

	(Unaudited) September 30, 2006	(Audited) December 31, 2005
Assets
Cash and due from banks	$7,053,424	$8,985,579
Interest-bearing deposits with banks	154,055	291,648
Federal funds sold	—	6,752,000
Investment securities available for sale	28,023,202	27,940,163
Investment securities held to maturity	1,539,899	1,809,776
Restricted equity securities	524,600	474,000
Loans, net of allowance for loan losses of $2,392,632 at September 30, 2006 and $2,271,074 at December 31, 2005	202,980,975	183,352,611
Property and equipment, net	5,640,317	5,784,284
Accrued income	1,517,425	1,222,811
Foreclosed assets	80,000	—
Other assets	2,035,275	1,920,863

Total assets	$249,549,172	$238,533,735

Liabilities and stockholders equity
Liabilities
Noninterest-bearing deposits	$35,947,527	$31,365,352
Interest-bearing deposits	186,798,994	184,477,729

Total deposits	222,746,521	215,843,081
Federal funds purchased	1,679,000	—
Accrued interest payable	811,749	548,317
Other liabilities	552,283	407,292

Total liabilities	225,789,553	216,798,690

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,240,900 issued and outstanding at September 30, 2006 and 1,240,121 issued and outstanding at December 31, 2005	1,240,900	1,240,121
Additional paid-in capital	1,530,184	1,510,751
Retained earnings	20,964,049	18,960,299
Accumulated other comprehensive income (loss)	24,486	23,874

Total stockholders’ equity	23,759,619	21,735,045

Total liabilities and stockholders’ equity	$249,549,172	$238,533,735

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Nine and Three Months ended September 30, 2006 and 2005 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Interest income
Loans and fees on loans	$11,504,781	$9,687,125	$3,992,329	$3,424,966
Federal funds sold	337,588	88,578	79,108	69,996
Investment securities:
Taxable	596,575	393,795	208,071	133,994
Exempt from federal income tax	279,003	280,007	92,893	92,107
Dividend income	30,677	24,587	11,360	9,068
Deposits with banks	9,696	3,743	3,443	1,410

Total interest income	12,758,320	10,477,835	4,387,204	3,731,541

Interest expense
Deposits	4,391,710	2,908,160	1,567,308	1,079,257
Federal funds purchased	7,322	16,807	7,322	—

Total interest expense	4,399,032	2,924,967	1,574,630	1,079,257

Net interest income	8,359,288	7,552,868	2,812,574	2,652,284
Provision for loan losses	225,000	350,000	75,000	100,000

Net interest income after provision	8,134,288	7,202,868	2,737,574	2,552,284

Non-interest income
Service charges on deposit accounts	439,179	427,157	159,781	148,458
Net realized gains (losses) on sales of securities	—	7,198	—	—
Other income	687,800	719,861	202,172	226,912

Total non-interest income	1,126,979	1,154,216	361,953	375,370

Non-interest expense
Salaries and employee benefits	3,166,189	2,797,275	1,024,823	952,034
Occupancy and equipment expense	682,562	613,845	247,556	211,432
Other expense	1,533,628	1,423,050	603,437	490,691

Total non-interest expense	5,382,379	4,834,170	1,875,816	1,654,157

Income before income taxes	3,878,888	3,522,914	1,223,711	1,273,497
Income tax expense	1,205,260	1,087,721	383,078	401,228

Net income	$2,673,628	$2,435,193	$840,633	$872,269

Basic earnings per share	$2.16	$1.97	$0.68	$0.71

Diluted earnings per share	$2.15	$1.97	$0.68	$0.71

Basic weighted average shares outstanding	1,240,565	1,235,569	1,240,900	1,235,668

Diluted average shares outstanding	1,243,942	1,236,973	1,243,208	1,236,559

Botetourt Bankshares, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2006 (Unaudited) and the Year ended December 31, 2005 (Audited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2004	1,232,745	$1,232,745	$1,361,970	$16,491,678	$369,780	$19,456,173

Comprehensive income
Net income	—	—	—	3,210,022	—	3,210,022
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(175,747)	—	—	—	—	(341,155)	(341,155)
Reclassified securities gains realized, net of taxes of $(2,447)	—	—	—	—	(4,751)	(4,751)

Total comprehensive income						2,864,116

Dividends declared ($0.60 per share)	—	—	—	(741,401)	—	(741,401)
Stock issued	7,376	7,376	148,781	—	—	156,157

Balance, December 31, 2005	1,240,121	1,240,121	1,510,751	18,960,299	23,874	21,735,045

Comprehensive income
Net income	—	—	—	2,673,628	—	2,673,628
Net change in unrealized, appreciation on investment securities available for sale, net of taxes of $(315)	—	—	—	—	612	612
Reclassified securities gains realized, net of taxes of $(0)	—	—	—	—	—	—

Total comprehensive income						2,674,240

Dividends declared ($0.54 per share)	—	—	—	(669,878)	—	(669,878)
Stock issued	779	779	19,433	—	—	20,212

Balance, September 30, 2006	1,240,900	$1,240,900	$1,530,184	$20,964,049	$24,486	$23,759,619

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2006 and 2005 (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$2,673,628	$2,435,193
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	446,379	415,002
Accretion of discounts on securities	(5,945)	(4,923)
Provision for loan losses	225,000	350,000
Deferred income taxes	(25,870)	(120,885)
Net realized (gains) losses on sales of assets	(9,011)	29,668
Changes in assets and liabilities
Accrued income	(294,614)	(178,830)
Other assets	(170,503)	(287,620)
Accrued interest payable	263,432	99,428
Other liabilities	144,677	(355,239)

Net cash provided by operating activities	3,247,173	2,381,794

Cash flows from investing activities
Net (increase) decrease in federal funds sold	6,752,000	(4,700,000)
Purchases of investment securities – held to maturity	(200,000)	(200,000)
Purchases of investment securities – available for sale	(4,026,292)	(3,030,081)
Purchases of restricted equity securities	(50,600)	(34,300)
Maturity of investment securities – held to maturity	470,000	450,000
Maturity of investment securities – available for sale	3,950,000	760,000
Sale of investment securities – available for sale	—	800,500
Net (increase) decrease in interest-bearing deposits with banks	137,593	18,165
Net (increase) decrease in loans	(19,933,364)	(10,883,035)
Purchases of properties and equipment	(220,450)	(387,107)
Proceeds from sales of property and equipment	9,011	100
Proceeds from sales of foreclosed assets	—	88,500

Net cash (used) in investing activities	(13,112,102)	(17,117,258)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	4,582,175	3,060,634
Net increase (decrease) in interest-bearing deposits	2,321,265	15,490,870
Net increase (decrease) in federal funds purchased	1,679,000	—
Dividends paid	(669,878)	(543,693)
Common stock issued	20,212	60,320

Net cash used in financing activities	7,932,774	18,068,131

Net increase in cash & cash equivalents	(1,932,155)	3,332,667
Cash and cash equivalents, beginning	8,985,579	5,789,445

Cash and cash equivalents, ending	$7,053,424	$9,122,112

Supplemental disclosures of cash flow information:
Interest paid	$4,135,600	$2,825,539

Income taxes paid	$1,249,070	$1,531,222

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$80,000	$71,450

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

The consolidated financial statements as of September 30, 2006 and for the periods ended September 30, 2006 and 2005 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2005, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

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

Note 2. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30.

	2006	2005
Balance, beginning	$2,271,074	$2,131,534
Provision charged to expense	225,000	350,000
Recoveries of amounts charged off	30,845	28,481
Amounts charged off	(134,287)	(270,307)

Balance, ending	$2,392,632	$2,239,708

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2006 and 2005 is as follows:

	2006	2005
Commitments to extend credit	$36,904,909	$35,049,324

Standby letters of credit	$2,645,341	$2,258,180

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

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first nine months of 2006.

A summary of option activity under the Incentive Plan as of September 30, 2006 is as follows:

	Options Outstanding	Weighted Average Exercise Price		Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	9,500		$22.07
Granted	—	$	n/a
Forfeited	—	$	n/a
Exercised	(400)		$19.50

Outstanding, September 30, 2006	9,100		$22.19	77 months	$82,628

Exercisable, September 30, 2006	9,100		$22.19	77 months	$82,628

All outstanding options vested prior to January 1, 2006, therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first nine months of 2006. There was no unrecognized compensation cost at September 30, 2006 and the adoption of SFAS No. 123R has had no affect on the financial statements.

At September 30, 2005, the Company accounted for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company was not required to adopt the fair value based recognition provisions prescribed under SFAS No 123, Accounting for Stock-Based Compensation, but complied with the disclosure requirements set forth in SFAS No. 148, which included disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the quarter ended September 30, 2005 is as follows:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net income	$2,435,193	$872,269
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	—	—

Proforma net income	$2,435,193	$872,269

Earnings per share
Basic, reported	$1.97	$0.71

Basic, proforma	$1.97	$0.71

Diluted, reported	$1.97	$0.71

Basic, proforma	$1.97	$0.71

Note 5. Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-KSB for the year ended December 31, 2005.

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30, Pension Benefits
	2006	2005
Service cost	$204,545	$179,197
Interest cost	149,419	120,779
Expected return on plan assets	(153,431)	(128,760)
Amortization of net obligation at transition	(718)	(718)
Amortization of prior service cost	1,147	1,147
Amortization of net (gain) loss	27,235	18,663

Net periodic benefit cost	$228,197	$190,308

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $197,997 to its pension plan in 2006. No contributions were made in the first nine months of 2006. The Company expects to contribute $197,997 to fund the plan in the fourth quarter.

Note 6. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). For fiscal years ending after December 15, 2006, FAS 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income, net of taxes. FAS 158 also requires that the defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the nine months ended September 30, 2006 was $2,673,628 compared to $2,435,193 for the same period last year, representing an increase of $238,435 or 9.79%. Basic earnings per share increased $0.19 from $1.97 at September 30, 2005 to $2.16 at September 30, 2006. Diluted earnings per share increased $0.18 from $1.97 at September 30, 2005 to $2.15 at September 30, 2006. Interest-earning assets increased $17,924,853 from $217,690,510 at September 30, 2005 to $235,615,363 at September 30, 2006. Total interest income increased in the first nine months of 2006 as compared to the first nine months of 2005 due primarily to an increase in earning assets as well as a rising interest rate environment during the period. The increase in interest income resulted in a net increase of $806,420 to net interest income for the nine months ended September 30, 2006 compared to the same time period in 2005. Interest expense increased due to deposit liabilities repricing at higher interest rates.

The provision for credit losses was $225,000 for the nine months ended September 30, 2006 and $350,000 for the nine months ended September 30, 2005. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy for loan losses and the related provision are based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income decreased by 2.36% to $1,126,979 for the nine months ended September 30, 2006 compared to $1,154,216 for the nine months ended September 30, 2005. The decrease is primarily attributed to a decrease in income from title insurance commissions from the bank’s subsidiary and reduced income from the sales of mutual funds and annuities. The bank’s subsidiary has an investment in two title insurance companies whose commissions are dependent on the mortgage lending function, which has experienced a slowdown in the first nine months of 2006. Also, increased competition resulting from the formation of additional title insurance agencies in the Company’s market has reduced income from title insurance commissions. For the nine months ended September 30, 2006, non-interest expense increased by $548,209, or 11.34% which is primarily a result of an increase in salaries, employee benefits, and occupancy expense associated with continuing growth of the Company. Management continues to examine ways to lower overhead and increase profitability.

Net income for the three months ended September 30, 2006 was $840,633 compared to $872,269 for the same period last year, representing a decrease of $31,636 or 3.63%. Both basic and diluted earnings per share decreased $0.03 from $0.71 at September 30, 2005 to $0.68 at September 30, 2006. The decrease in net income is mostly attributable to a $1,500,000 commercial real estate loan which was placed on non-accrual status during the quarter. Management anticipates that the non-accrual loan will be restructured in the fourth quarter with minimal, if any, loss anticipated. Additionally, net income was adversely impacted by a narrowing net interest margin and a decrease in non-interest income. Total interest income increased during the three month period as compared to the same three month period in 2005 due primarily to an increase in earning assets. Interest expense increased during the three month period as compared to the same three month period of 2005 due to deposit liabilities repricing at higher interest rates and interest expense incurred from other short-term funding sources. Net interest income was $160,290 higher in the three months ended September 30, 2006 as compared to the same period in 2005.

The provision for credit losses was $75,000 for the quarter ended September 30, 2006 and $100,000 for the quarter ended September 30, 2005. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income decreased by $13,417 or 3.57% for the three months ended September 30, 2006 compared to the same quarter in the previous year. The decrease is primarily attributed to a decrease in income from title insurance commissions from the bank’s subsidiary and reduced income from the sales of mutual funds and annuities. Non-interest expense for the three months ended September 30, 2006 increased by $221,659 or 13.40% over the same quarter in the previous year. The increase is primarily attributable to increased personnel expense and occupancy expense associated with the continuing growth of the Company and additional costs associated with a data processing system upgrade incurred during the quarter.

As discussed in the notes to the consolidated financial statements, the Company adopted SFAS 123R as of January 1, 2006, which requires compensation expense to be recognized for stock awards. All outstanding options had vested at January 1, 2006 and no options were granted in the first nine months of 2006, therefore the Company did not recognize any compensation expense related to SFAS 123R for the nine months ended September 30, 2006.

Financial Condition

As a result of continued loan demand in our operating markets, particularly in our commercial real estate sector, total loans increased $19,749,922 during the nine months ended September 30, 2006. The funding of these new loans is attributable to increased deposits, the purchase of federal funds, and the termination of federal funds sold during the period. Deposits increased by $6,903,440 as a result of competitive pricing and successful deposit campaigns. Total assets increased by $11,015,437 to $249,549,172.

Stockholders’ equity totaled $23,759,619 at September 30, 2006 compared to $21,735,045 at December 31, 2005. The $2,024,574 increase during the period was the result of earnings for the nine months, capital stock issued from employee and director stock purchase, an increase in the market value of securities that are classified as available for sale, reduced by dividends paid during the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of September 30, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our chief executive officer and chief financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, we have made minor adjustments to further strengthen our internal control processes in order to ensure full review and provide continued training to bank staff, while concluding (i) there have been no significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

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

Botetourt Bankshares, Inc.

Date: November 9, 2006	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer