Form 10KSB
period 2006-12-31
BOTETOURT BANKSHARES INC
filed 2007-03-29
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $18,748,965.

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,015,799 shares) computed by reference to the closing price of such stock was $43,679,357 as of March 29, 2007.

The number of shares of outstanding common stock of the issuer as of March 29, 2007 is 1,242,850.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s Proxy Statement dated March 30, 2007 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    YES  ☐    NO  ☒

PART I

Item 1.	Description of Business

General

Botetourt Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on January 17, 1997 and is the one-bank holding company for and sole shareholder of Bank of Botetourt (the “Bank”). The Bank was acquired by the Company on September 30, 1997. The Company has no significant operations other than owning the stock of the Bank.

Bank of Botetourt was founded in 1899 and currently operates eight offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s operations center is located in Buchanan and the Bank’s loan administration center is located in Troutville. The Roanoke County offices are located on Challenger Avenue in east Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County offices are located in Lexington and Fairfield.

The Bank operates for the primary purpose of providing an adequate return to our shareholders while simultaneously meeting the banking needs of individuals and small to medium sized businesses in the Bank’s service area, while developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. The Bank’s primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses. The Bank does not provide trust services. Buchanan Service Corporation, a subsidiary of Bank of Botetourt, provides non-traditional banking services for the Company, including insurance services, title insurance services, and investment brokerage services.

A substantial portion of the Company’s market is located in the larger Roanoke Valley Metropolitan Statistical Area. This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and relatively modest governmental employment. The Roanoke Metropolitan Statistical Area (MSA) is the commercial center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles southeast of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Hollins University and Roanoke College, with student enrollments of approximately 1,100 and 1,900, respectively, are located in the Roanoke MSA. Virginia Tech, with a full-time student population of more than 25,000, and Radford University, with an enrollment of 9,500, are each a 45-minute drive away.

The population in the Roanoke MSA was estimated at 282,980 at year-end 2005 and projected to be 302,200 by 2010. The Roanoke MSA’s recent growth has been slower than that in other key Virginia markets, according to the Virginia Employment Commission. The Roanoke MSA had an unemployment rate of 2.7% in December 2006, compared with 2.7% for Virginia and 4.3% nationally.

Over 6,500 businesses operate in the Roanoke MSA. The business community in the Roanoke MSA is diverse. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, health care and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers, although they do not directly affect the Company’s performance, since these employers are not close to the Bank’s current branches. Other large employers include Norfolk Southern Corporation, Wachovia Corporation, The Kroger Co., General Electric Co., Advance Stores Company, Inc., and American Electric Power. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include Mohawk Carpet, Botetourt County Schools, Dynax America Corporation, Roanoke Cement Company, Koyo Steering Systems of USA, Inc., and Gala Industries.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 88.69% of the earning assets of the Bank at December 31, 2006 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank Chairman and CEO, President, the Vice President of credit administration, all commercial loan officers, and three outside directors. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2006 the Bank had 32.11% of the loan portfolio in single and multi-family housing, 28.80% in non-farm, non-residential loans, 4.68% in farm related real estate loans and 14.82% in real estate construction and land development loans. The Bank’s loan portfolio also includes commercial and agricultural production loans totaling 12.07% of the portfolio at year-end 2006.

Consumer loans make up approximately 6.55% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals, including credit cards. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base. Other loans and leases, including loans to municipalities, amounted to 0.97%.

All loans in the Bank’s portfolio are subject to risk from the condition of the economy in the Bank’s area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and cash flow, including the ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not critically affected by downturns in the economy.

Investments

The Bank invests a portion of its assets in U.S. Treasury issues, Government-sponsored enterprises, state, county and municipal obligations, and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loan demand or to offset fluctuations in deposits. The Bank does not engage in any hedging activities. For additional information relating to investments, see Note 3 of the Company’s financial statements.

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 80.47% of the Bank’s total deposits at December 31, 2006. Certificates of deposit in denominations of $100,000 or more represented the remaining 19.53% of deposits at year end.

Employees

At December 31, 2006, the Company had 85 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, many of the Company’s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business. Accordingly, the potential for competition among financial institutions of all types has increased significantly.

The Company competes by relying upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions, like the Bank, tend to compete primarily by rate and personal service.

Currently, in Botetourt County, the Company competes with five other commercial banks that operate 13 branches in the county. As of June 30, 2006, the Company held 41.50% of the deposits in Botetourt County, which represents the largest market share of all financial institutions in the county. The Company held 12.98% of the market share of Rockbridge County and 3.88% of the market share of Roanoke County. During the twelve month period ended June 30, 2006, the Company increased market share in all three counties of its market area.

Government Supervision and Regulation

The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework that apply to the Company and the Bank. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described, although violations of such laws and regulations could result in supervisory enforcement action against the Company or the Bank. The following descriptions summarize the material terms of the principal laws and regulations and are qualified in their entirety by reference to applicable laws and regulations.

General

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) including the filing of periodic reports with the SEC. The SEC makes such filings available on their website www.sec.gov. You may find these filings also on the Company’s and the Bank’s website. www.bankofbotetourt.com

The Sarbanes-Oxley Act (the “SOA”), aimed at improving corporate governance, public reporting, and company performance, became law in 2002. As an Exchange Act reporting company, the Company must comply with the SOA. The requirements under SOA continue to evolve, but the Company has taken steps to ensure that it will comply fully with the SOA and any applicable rules and regulations implemented in the future. Parts of the SOA (i) require that periodic reports containing financial statements that are filed with the SEC be accompanied by Chief Executive Officer and Chief Financial Officer certifications as to their accuracy and compliance with law; (ii) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (iii) force company Chief Executive Officers and Chief Financial Officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (iv) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for deminimis non-audit services; (v) protect employees of public companies from retaliatory action if they assist in investigations relating to violations of the federal securities laws from retaliatory action; (vi) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations; (vii) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (viii) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) authorized by the SOA. While management expects the Company to continue incurring additional expenses in complying with the requirements of the SOA and the regulations adopted, it anticipates that those expenses will not have a material effect on the Company’s results of operations or financial condition.

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks.

As a state bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission Bureau of Financial Institutions (“Bureau”). The Bank, not a member bank of the Federal Reserve System, is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). Federal and Virginia laws also govern the activities in which the Bank may engage, the investments that it may make and limit the aggregate amount of loans that may be granted to one borrower to 15% of the bank’s capital and surplus. Various consumer and compliance laws and regulations also affect the Bank’s operations.

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

The FDIC has a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under this system, depository institutions are charged on a sliding scale based on such institutions’ capital levels and supervisory subgroup assignment. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit an insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against such banks. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to this federal deposit insurance program. This Act merged the BIF and SAIF Insurance Funds on July 1, 2006. The Act increased retirement account coverage per depositor from a maximum of $100,000 to $250,000. It also provides inflationary adjustments above the current $100,000 coverage for deposit insurance on all other accounts beginning in 2010.

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

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary banks and to commit resources to support those banks in circumstances where it might not do so otherwise. The FDIC’s claim for reimbursement is superior to claims of shareholders of the insured bank or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured bank.

The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of banks and other insured institutions. The Federal Deposit Insurance Act requires that the federal banking agencies establish five capital levels for insured depository institutions - “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” It also requires or permits such agencies to take certain supervisory actions should an insured institution’s capital level fall. For example, an “adequately capitalized” institution is restricted from accepting brokered deposits. An “undercapitalized” or “significantly undercapitalized” institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the Federal banking agencies to deal with undercapitalized institutions. Both the Company and the Bank are “well capitalized” under FDIC guidelines.

Federal regulatory authorities also have broad enforcement powers over the Company and the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Reporting Terrorist Activities

The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001 terrorist attacks and other attacks as they may occur and are investigated. The FBI has requested, and will request in the future, that the Bank search its records for any relationships or transactions with persons on those lists. In addition, on an ongoing basis, the Office of Foreign Assets Control (“OFAC”), a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze that account, file a suspicious activity report and notify the FBI. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.

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

Economic and Monetary Polices

The Company’s operations are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Item 2.	Description of Property

The Company and the Bank are headquartered in the Main Office at 19747 Main Street, Buchanan, Virginia. In addition, the Bank owns and operates retail banking offices in Virginia located at 670 Roanoke Road in Daleville, 58 Railroad Avenue in Eagle Rock, 5462 Lee Highway in Troutville, 3801 Challenger Avenue and 3130 Peters Creek Road in Roanoke, 65 East Midland Trail in Lexington, and 5905 North Lee Highway in Fairfield. The Bank owns additional facilities which are utilized for its Operations Center at 19800 Main Street in Buchanan, and its Loan Administration Center at 21 Stoney Battery Road in Troutville.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and the Bank expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on our business, results of operations, or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Company’s shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the NASDAQ Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2006 to December 31, 2006, the selling price of shares of Common Stock ranged from $27.00 to $49.00. There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

2005:	High	Low
1st Quarter	24.00	22.50
2nd Quarter	24.00	23.50
3rd Quarter	24.00	22.50
4th Quarter	29.00	25.00

2006:
1st Quarter	30.05	28.25
2nd Quarter	33.00	27.00
3rd Quarter	34.00	31.00
4th Quarter	49.00	35.00

Dividends Declared

2005:

January	0.14
April	0.14
July	0.16
October	0.16

2006:

January	0.18
April	0.18
July	0.18
October	0.18

As of March 5, 2007, there were approximately 850 record holders of Common Stock.

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

Performance Graph

The following graph compares the yearly percentage change in the cumulative total of shareholder return on the Company’s Common Stock with the cumulative return on the NASDAQ Composite Index, the SNL Bank and Thrift Index for the period beginning July 5, 2002 and ending December 31, 2006. These comparisons assume the investment of $100 in Company Common Stock and in each of the indices on July 5, 2002 and the reinvestment of any dividends.

Botetourt Bankshares, Inc. became a public reporting company in 2002 with its first recorded stock trade on July 5, 2002.

Management’s Discussion and Analysis

Management’s Discussion and Analysis of Operations

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating Botetourt Bankshares, Inc.’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

Botetourt Bankshares, Inc., the parent company of Bank of Botetourt, currently operates eight offices in three counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s operations center is located in Buchanan and the loan administration center is located in Troutville. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County offices are located at 65 East Midland Trail in Lexington and 5905 N. Lee Highway in Fairfield. Buchanan Service Corporation, a subsidiary of Bank of Botetourt, provides non-traditional banking services for the Company, including insurance services, title insurance services, and investment brokerage services.

The individual market conditions of each county vary from rural to urban with Botetourt County being the most rural and Roanoke County the most urban. The southern portion of Botetourt County has enjoyed both residential and industrial growth due to the development of subdivisions and industrial parks. Bank of Botetourt and bank personnel work with local government and business leaders in an effort to continue to attract industry to our entire market area.

Earnings increased by 8.32% in 2006 to $3.5 million compared to $3.2 million for 2005 and $2.4 million in 2004. Return on average assets was 1.41% in 2006, 1.43% in 2005, and 1.17% in 2004. Our return on assets compares favorably to members of our peer group. During 2006, 2005 and 2004, revenues from the Bank of Botetourt represented approximately 99% of Botetourt Bankshares, Inc.’s total revenues.

The total assets of Botetourt Bankshares, Inc. grew to $254.4 million in 2006 from $238.5 million in 2005, a 6.67% increase. Average equity to average assets demonstrates the Company’s strong capital position with a ratio of 9.26% at December 31, 2006. Our capital position continues to be in line with our peer group’s average.

The Sarbanes-Oxley Act of 2002 was enacted to increase the reliability of financial statements issued by public companies. The Act increases the number of independent parties responsible for the issuance of the financial statements and increases the independence of those already involved in the financial statement process. At December 31, 2006, the Company was in compliance with the Act.

Management plans to continue increasing market share by expanding to contiguous markets using earnings from operations to fund the Company’s growth. During the fourth quarter of 2006, Bank of Botetourt entered into a contract to purchase property located at LakeWatch Plantation in Franklin County, Virginia for construction of a branch office. Regulatory filings for the branch application were submitted during the first quarter of 2007 with an anticipated opening date during the fourth quarter of 2007. Also in 2007, a planned expansion of the loan administration center will create needed office space for loan processing and loan administration functions. Management of Botetourt Bankshares, Inc. has no plans to raise capital for its expansionary activities through external sources.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 contain a summary of its significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to this area critical.

Management’s Discussion and Analysis

Table 1. Net Interest Income and Average Balances (thousands)

	2006			2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Cost[2]	Average Balance	Interest Income/ Expense	Yield/ Cost[2]	Average Balance	Interest Income/ Expense	Yield/ Cost[2]
Interest-earning assets:
Deposit with banks	$242	$12	4.96%	$188	$5	2.66%	$208	$2	0.96%
Taxable investment securities	20,216	787	3.89%	16,587	569	3.43%	14,663	521	3.55%
Nontaxable investment securities	9,636	415	4.31%	9,440	405	4.29%	9,412	408	4.33%
Federal funds sold	6,996	340	4.86%	4,534	159	3.51%	3,639	55	1.51%
Loans, net[1]	194,081	15,401	7.94%	175,862	12,743	7.25%	158,934	10,716	6.74%

Total interest-earning assets	231,171	16,955		206,611	13,881		186,856	11,702

Yield on average interest-earning assets			7.33%			6.72%			6.26%

Noninterest-earning assets:
Cash and due from banks	6,540			8,404			10,752
Property and equipment	5,694			5,825			5,713
Interest receivable and other	3,935			3,670			3,311

Total noninterest-earning assets	16,169			17,899			19,776

Total assets	$247,340			$224,510			$206,632

Interest-bearing liabilities:
Demand deposits	$20,812	30	0.14%	$21,885	22	0.10%	$20,589	21	0.10%
Savings and money markets	37,237	514	1.38%	38,453	289	0.75%	39,405	264	0.67%
Time deposits	130,355	5,504	4.22%	112,043	3,742	3.34%	99,445	3,041	3.06%
Other borrowings	648	36	5.56%	544	17	3.13%	953	14	1.47%

Total interest-bearing liabilities	189,052	6,084		172,925	4,070		160,392	3,340

Cost on average interest-bearing liabilities			3.22%			2.35%			2.08%

Noninterest-bearing liabilities
Demand deposits	34,030			29,992			26,788
Interest payable and other	1,354			1,016			913

Total noninterest-bearing liabilities	35,384			31,008			27,701

Total liabilities	224,436			203,933			188,093

Stockholders’ equity	22,904			20,577			18,539

Total liabilities and stockholders’ equity	$247,340			$224,510			$206,632

Net interest income		$10,871			$9,811			$8,362

Net yield on interest-earning assets			4.70%			4.75%			4.48%

(1)	Average loan balances include nonaccrual loans and are net of loan loss reserve.
(2)	The amounts are not adjusted for tax equivalent yield on tax-exempt investments.

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

Net interest income increased in 2006 to $10.9 million compared to $9.8 million in 2005 and $8.4 million in 2004. The increase in net interest income was the result of growth in earning assets and an increasing interest rate environment. Net interest margin was adversely impacted by the rising cost of time deposits, due to an inverted yield curve, which increased short-term rates at a more rapid than normal pace. Competition for deposits and loans continue to compress net margins. Additional factors influencing net interest margin include aggressive pricing and competition from unregulated organizations. The net interest margin for 2006 decreased by 5 basis points to 4.70% compared to 4.75% for 2005 and 4.48% for 2004. The effects of changes in volumes and rates on net interest income in 2006 compared to 2005, and 2005 compared to 2004 are shown in Table 2.

Interest income for 2006 increased by $3.1 million to $17.0 million from $13.9 million in 2005. Interest income in 2004 totaled $11.7 million. The increase in interest income in 2006 from 2005 and in 2005 over 2004 were both the result of an increase in loan volume and a rising interest rate environment.

Interest expense increased in 2006 by $2.0 million to $6.1 million from $4.1 million in 2005. The increase in 2006 from 2005 as well as the increase in 2005 from 2004 was due to both growth in interest-bearing deposits and higher interest rates paid on deposits. Interest paid on time deposits, which make up the largest portion of interest-bearing deposits, increased $1,762,000, or 47.1%, from 2005 to 2006. The average rate paid on time deposits increased 88 basis points to 4.22% in 2006 from 3.34% in 2005.

Table 2. Rate/Volume Variance Analysis (thousands)

	2006 Compared to 2005			2005 Compared to 2004
	Interest Income/ Expense Variance	Variance Attributed To		Interest Income/ Expense Variance	Variance Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets:
Deposits in other banks	$7	$5	$2	$3	$3	$—
Taxable investment securities	218	83	135	48	(17)	65
Nontaxable investment securities	10	2	8	(3)	(4)	1
Federal funds sold	181	75	106	104	88	16
Loans	2,658	1,272	1,386	2,027	836	1,191

Total	3,074	1,437	1,637	2,179	906	1,273

Interest-bearing liabilities:
Demand deposits	8	9	(1)	1	—	1
Savings deposits	225	234	(9)	25	31	(6)
Time deposits	1,762	1,089	673	701	295	406
Other borrowings	19	15	4	3	5	(2)

Total	2,014	1,347	667	730	331	399

Net interest income	$1,060	$90	$970	$1,449	$575	$874

(1)

The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

(2)	Balances of nonaccrual loans have been included in average loan balances.

Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses is established to provide for potential losses in the Company’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the amount of the provision for loan losses required to maintain an allowance adequate to provide for any potential losses. The factors considered in making this decision are the collectibility of problem loans, volume of new loans, composition of the loan portfolio, known local business problems, and general economic outlook.

The Bank has experienced above average loan growth during the past three years as economic conditions in the Bank’s market areas have remained strong. Nonperforming assets at year-end 2006 were 0.85% of loans outstanding as compared to 1.08% at year-end 2005. Bank management has implemented a comprehesive loan review program that includes a risk rating system for all loans. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific, general and unallocated components. The adequacy of the allowance is determined by analysis of the different components. Management continually evaluates the adequacy of the loan loss reserve. The loan loss provision allocated for 2006 reflects the amount determined by management to maintain the reserve at a level adequate based on the overall risk in the portfolio.

In 2006, management decreased the provision for loan losses to $300,000 from $450,000 in 2005 due to overall improvement of asset quality in the loan portfolio and less net loan charge-offs. The provision for loan losses was $725,000 in 2004. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2006 was 1.18% as compared to 1.22% in 2005 and 1.25% in 2004.

Additional information is contained in Tables 12, 13 and 14, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on a growing deposit account base including charges for insufficient funds items and fees charged for nondeposit services such as safe deposit box rental fees. Mortgage loan origination fees and title insurance commissions also are a significant source of the company’s noninterest income. In 2006, mortgage origination fees and title insurance commissions were reduced due to a decline in residential real estate loan activity and increased competition in the title insurance sector. Noninterest income totaled $1.794 million in 2006, a decrease of $124,000 from the $1.918 million recorded in 2005. Noninterest income in 2004 totaled $1.633 million. Primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Sources of Noninterest Income (thousands)

	2006	2005	2004
Service charges on deposit accounts	$887	$859	$760
Other service charges and fees	191	179	182
Mortgage origination fees	340	407	313
Title insurance commissions	181	225	175
Safe deposit box rent	20	20	19
Gain on the sale of securities	—	7	1
Other income	175	221	183

Total noninterest income	$1,794	$1,918	$1,633

Management’s Discussion and Analysis

Noninterest Expense

Noninterest expense for 2006 increased by $690,000 or 10.4% to $7.3 million. Noninterest expense in 2005 was $6.6 million and $5.8 million in 2004 (see Table 4). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 57.8% in 2006, 56.5% in 2005 and 58.4% in 2004.

The continuing growth of the Bank has resulted in higher personnel, occupancy, and furniture and equipment expenses. Personnel expenses, including salaries, wages, and employee benefits is the primary noninterest expense of the Company. The increase in salaries and wages can be attributed to normal increases in compensation paid to employees and also additions to the banking staff as necessary due to the continued growth of the bank. The increase in employee benefits expense is primarily due to the increase in health benefit costs for employees, which are provided by the Company. The increase in furniture and equipment expense during 2006 was the result of data processing equipment upgrades. Expenses related to foreclosed assets increased in 2005 due to the sale of other real estate owned property at a loss. Table 4 provides a further breakdown of noninterest expense for the past three years.

Table 4. Noninterest Expense (thousands)

	2006	2005	2004
Salaries & wages	$3,210	$2,872	$2,523
Employee benefits	1,029	942	856

Total personnel expense	4,239	3,814	3,379

Occupancy expense	413	391	360
Furniture & equipment	691	570	458
Printing & supplies	124	123	115
FDIC deposit insurance	27	26	26
Professional services	132	102	100
Postage	87	81	82
Telephone	132	124	118
Courier fees	55	51	44
Education & seminars	53	41	32
Travel expense	34	27	24
Director fees and expense	92	91	71
Advertising and public relations	188	143	176
Insurance	42	48	26
Capital stock tax	157	140	118
Outside services	183	164	155
Foreclosed assets, net	3	37	1
Other operating expense	663	652	549

Total noninterest expense	$7,315	$6,625	$5,834

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

Management’s Discussion and Analysis

Income tax expense (substantially all Federal) was $1.6 million in 2006, $1.4 million in 2005 and $1.0 million for 2004 representing 31.1%, 31.0% and 30.1% of income before income taxes, respectively. Tax expense has increased as a result of increased earnings.

The Bank’s deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for loan losses, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

At December 31, 2006, the Company had a net deferred income tax asset of approximately $735,000, which was included in other assets, compared to a net deferred income tax asset of $344,000 at December 31, 2005 which also was included in other assets. The deferred income tax asset in 2006 consisted primarily of a deferred tax benefit of a $689,000 temporary difference in provision for loan losses and a $343,000 temporary difference in defined benefit plan offset by a $240,000 temporary difference in depreciation and a $186,000 temporary difference in accrued pension cost.

Earning Assets

Average earning assets increased $24.6 million in 2006 from the 2005 average of $206.6 million. Total average earning assets represented 93.5% and 92.0% of total average assets in 2006 and 2005, respectively. The percent mix of average earning assets changed in 2006 with increases in average loans, investment securities, and federal funds sold. Average non-earning assets were reduced in 2006 as a result of lower cash reserve requirements. Higher interest rates resulted in higher earnings credits thereby lowering the required cash balances at correspondent banks. A summary of average assets for the past three years is shown in Table 5.

Table 5. Average Asset Mix (thousands)

	2006		2005		2004
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$194,081	78.5%	$175,862	$78.3%	$158,934	76.9%
Investment securities	29,852	12.1%	26,027	11.6%	24,075	11.6%
Federal funds sold	6,996	2.8%	4,534	2.0%	3,639	1.8%
Deposits in other banks	242	0.1%	188	0.1%	208	0.1%

Total earning assets	231,171	93.5%	206,611	92.0%	186,856	90.4%

Nonearning assets:
Cash and due from banks	6,540	2.6%	8,404	3.8%	10,752	5.2%
Premises and equipment	5,694	2.3%	5,825	2.6%	5,713	2.8%
Other assets	3,935	1.6%	3,670	1.6%	3,311	1.6%

Total nonearning assets	16,169	6.5%	17,899	8.0%	19,776	9.6%

Total assets	$247,340	100.0%	$224,510	100.0%	$206,632	100.0%

Loans

Average net loans totaled $194.1 million during 2006, an increase of $18.2 million or 10.3% above 2005. This reflects the continuing efforts to grow the loan portfolio prudently. A significant portion of the loan portfolio, $170.5 million or 80.4%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 29.9% of total loans at the end of 2006 while nonfarm/nonresidential properties made up 28.8%.

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low- and moderate-income areas. Our market area is generally defined to be all or portions of the Botetourt, Roanoke and Rockbridge counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The

Management’s Discussion and Analysis

Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Aggressive pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type for the last five years, and the maturity distribution of variable and fixed rate loans as of year-end 2006 are presented in Table 6 and Table 7, respectively.

Table 6. Loan Portfolio Summary (thousands)

	2006	2005	2004	2003	2002
Commercial, financial and agricultural[1]	$101,211	$96,630	$88,404	74,649	$54,878
Real estate, construction	31,418	16,412	23,194	18,834	15,352
Real estate, mortgage	63,461	56,320	43,931	38,560	31,818
Installment loans to individuals, other	15,952	16,257	15,518	13,960	13,711
Leases	1	5	40	74	126

Total	$212,043	$185,624	$171,087	$146,077	$115,885

(1)	Includes commercial real estate

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 7.9% in 2006 compared to an average yield of 7.3% in 2005 and 6.7% in 2004.

Table 7. Maturity Schedule of Loans (thousands)

	2006
	Other Real Estate[1]	Commercial Financial and Agricultural	Construction and Development	Others	Total
					Amount	%
Fixed rate loans:
Three months or less	$3,426	$876	$1,193	$2,578	$8,073	3.8%
Over three months to twelve months	14,583	2,590	4,631	1,609	23,413	11.1%
Over twelve months to three years	1,613	3,279	1,330	3,903	10,125	4.8%
Over three years to five years	2,351	3,603	1,090	4,209	11,253	5.3%
Over five years to fifteen years	10,329	370	154	445	11,298	5.3%
Over fifteen years	2,797	—	22	—	2,819	1.3%

Total fixed rate loans	35,099	10,718	8,420	12,744	66,981	31.6%

Variable rate loans:
Three months or less	35,577	10,968	19,227	3,361	69,133	32.6%
Over three months to twelve months	7,700	930	315	101	9,046	4.3%
Over twelve months to three years	31,700	1,302	679	—	33,681	15.9%
Over three years to five years	26,904	1,329	2,777	805	31,815	15.0%
Over five years to fifteen years	573	—	—	814	1,387	0.6%
Over fifteen years	—	—	—	—	—	—%

Total variable rate loans	102,454	14,529	22,998	5,081	145,062	68.4%

Total loans:
Three months or less	39,003	11,844	20,420	5,939	77,206	36.4%
Over three months to twelve months	22,283	3,520	4,946	1,710	32,459	15.4%
Over twelve months to three years	33,313	4,581	2,009	3,903	43,806	20.7%
Over three years to five years	29,255	4,932	3,867	5,014	43,068	20.3%
Over five years to fifteen years	10,902	370	154	1,259	12,685	5.9%
Over fifteen years	2,797	—	22	—	2,819	1.3%

Total loans	$137,553	$25,247	$31,418	$17,825	$212,043	100.0%

(1)	Other Real Estate includes commercial real estate.

Management’s Discussion and Analysis

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income. Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, Government-sponsored enterprises, and State and local bond issues. All securities are high quality. Management views the investment portfolio as a secondary source of income. Adjustments are sometimes necessary in the portfolio to provide an adequate source of liquidity that can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2006 by major types of investments and maturity ranges.

At December 31, 2006, the market value of the investment portfolio was $26.32 million, representing a $141,000 unrealized appreciation above amortized cost. This compared to a market value of $29.73 million and a $13,000 unrealized appreciation above amortized cost a year earlier.

Table 8. Investment Securities (thousands)

December 31, 2006
	Amortized Cost Due
	In One Year or Less	After One Through Five Yrs.	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities:
Government-sponsored enterprises and Treasuries	$6,048	$10,482	$—	$—	$16,530	$16,292
State and political subs.	490	4,975	3,838	100	9,403	9,301
Other	250	—	—	—	250	731

Total	$6,788	$15,457	$3,838	$100	$26,183	$26,324

Weighted average yields:[1]
Government-sponsored enterprises and Treasuries	4.05%	4.18%	—%	—%
States and political subs.	6.27%	5.78%	5.27%	4.95%
Other	6.00%	—%	—%	—%

Total weighted average	4.31%	4.70%	5.27%	4.95%	4.67%

[1]	Adjusted tax exquivalent yield

	2005		2004
	Book Value	Market Value	Book Value	Market Value
Investment securities:
Government-sponsored enterprises and Treasuries	$20,076	$19,701	$15,536	$15,442
States and political subdivisions	9,388	9,394	9,666	9,887
Other	250	632	250	701

Total	$29,714	$29,727	$25,452	$26,030

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Bank’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past and increased customer awareness of interest rates adds to the importance of rate management. The Bank’s management must continuously monitor market

Management’s Discussion and Analysis

pricing, competitor’s rates, and internal interest rate spreads, in addition to predicting future loan volume, to maintain the Bank’s growth and profitability. The Bank attempts to structure rates to simultaneously promote deposit and asset growth, manage risk, and increase overall profitability of the Bank.

Average total deposits for the year ended December 31, 2006 amounted to $222.4 million which was an increase of $20.1million, or 9.9% over 2005. The percentage of the Bank’s average deposits that are interest-bearing decreased to 84.7% in 2006 from 85.2% in 2005. Average demand deposits which earn no interest increased to $34.0 million in 2006 from $30.0 million in 2005 and $26.8 million in 2004. Average deposits and average rates paid for the past three years are summarized in Table 9.

Table 9. Deposit Mix (thousands)

	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
NOW accounts	20,812	0.15%	$21,885	$0.10%	$20,589	0.10%
Money market	14,655	2.73%	12,861	1.25%	14,087	0.98%
Savings	22,582	0.50%	25,592	0.50%	25,319	0.50%
Small denomination certificates	92,000	4.12%	81,926	3.22%	76,517	2.99%
Large denomination certificates	38,355	4.46%	30,117	3.68%	22,928	3.30%

Total interest-bearing deposits	188,404	3.21%	172,381	2.35%	159,440	2.09%
Noninteresting-bearing deposits	34,030		29,992		26,788

Total deposits	$222,434		$202,373		$186,228

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $8.2 million or 27.2% in 2006. The growth in certificates of deposit issued in denominations of $100,000 or more can be attributed to depositors within our market area. Time deposits held by municipalities and other public funds sources increased to $4.2 million in 2006 from $2.9 million in 2005. The bank had no brokered deposits at December 31, 2006. Management’s strategy has been to support loan and investment growth with core deposits in our primary market area and not to solicit aggressively the more volatile, large denomination brokered certificates of deposit. Table 10 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2006.

Table 10. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2006:

Remaining maturity of three months or less	$5,823
Remaining maturity over three through six month	5,293
Remaining maturity over six through twelve month	15,274
Remaining maturity over twelve months	18,006

Total time deposits of $100,000 or more	$44,396

Capital Adequacy

Stockholders’ equity was $23.6 million at December 31, 2006, an 8.8% increase over the 2005 year-end total of $21.7 million. The increase was primarily a result of earnings and an increase in the market value of available for sale securities, partially offset by dividends and the adjustment in other comprehensive income for defined benefit and post retirement health benefits. Average stockholders’ equity as a percentage of average total assets amounted to 9.3% in 2006 and 9.2% in 2005.

Management’s Discussion and Analysis

Regulatory requirements relating to capital adequacy provide minimum risk-based ratios that assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2006 the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 11.9% and 11.2%, respectively, and ratios of total capital to risk-weighted assets of 13.1% and 12.5%, respectively. These ratios continue to compare favorably to our peer group and are in excess of all regulatory minimum requirements.

Table 11. Year-End Risk-Based Capital (thousands)

	2006		2005
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier 1 capital	$24,311	$22,911	$21,671	$20,270
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	2,502	2,502	2,271	2,271

Total regulatory capital	$26,813	$25,413	$23,942	$22,541

Total risk-weighted assets	$204,253	$203,989	$181,776	$181,579

Tier 1 as a percent of risk-weighted assets	11.9%	11.2%	11.9%	11.2%
Total regulatory capital as a percent of risk-weighted assets	13.1%	12.5%	13.2%	12.4%
Leverage ratio*	9.8%	9.3%	9.2%	8.6%

*	Tier 1 capital divided by average total assets for the quarter ended December 31.

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2006, the Company and the Bank had ratios of year-end Tier 1 capital to average total assets for the fourth quarter of 2006 of 9.8% and 9.3%, respectively. Table 11 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2006 and 2005. All capital ratio levels indicate that the Company and the Bank are well capitalized.

At December 31, 2006 the Company had 1,241,750 shares of common stock outstanding, which were held by approximately 850 shareholders of record.

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans to minimize interest rate risk and, although a portion of the loans have been made based upon the value of collateral, it tries to rely primarily on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

The Bank does not accrue interest or accrete discount on any asset (1) which is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) for which payment in full of principal or interest is not expected, or (3) upon which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection. An asset is “well secured” if it is secured (1) by collateral in the

Management’s Discussion and Analysis

form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. An asset is “in the process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgement enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal actions that are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

For purposes of applying the third test for nonaccrual status listed above, the date on which an asset reaches nonaccrual status is determined by its contractual terms. If the principal or interest on an asset becomes due and unpaid for 90 days or more on a date that falls between report dates and the asset is either considered impaired or less than fully collateralized, the asset is placed in nonaccrual status as of the date it becomes 90 days past due and it will remain in nonaccrual status until it meets the criteria for restoration to accrual status.

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

Nonperforming assets are analyzed in Table 12 for the last five years.

Table 12. Nonperforming Assets

	2006	2005	2004	2003	2002
Nonaccrual loans	$1,557,000	$308,000	$488,000	$219,000	$771,000
Loans past due 90 days or more	244,000	1,685,000	1,127,000	876,000	1,161,000
Foreclosed properties	—	—	65,000	136,000	70,000

	$1,801,000	$1,993,000	$1,680,000	$1,231,000	$2,002,000

Interest income, original terms
Nonaccrual loans	$236,886	$77,270	$54,501	$25,150	$83,231
Loans past due 90 days or more	27,167	73,958	72,261	83,997	102,350

	$264,053	$151,228	$126,762	$109,147	$185,581

Interest income, recognized
Nonaccrual loans	$41,160	$140	$8,259	$1,112	$9,034
Loans past due 90 days or more	18,493	78,088	33,122	44,823	58,539
Total	$59,653	$78,288	$41,381	$45,935	$67,573

Nonperforming assets to total loans	0.85%	1.08%	0.98%	0.85%	1.73%

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

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13.

Management’s Discussion and Analysis

Table 13. Loan Losses

	2006	2005	2004	2003	2002
Allowance for loan losses, beginning	$2,271,074	$2,131,534	$1,688,812	$1,413,997	$1,303,042
Provision for loan losses, added	300,000	450,000	725,000	625,000	975,000

Loans charged off
Commercial, financial and agricultural	(58,238)	(150,221)	(130,490)	(283,628)	(509,480)
Real estate, construction	—	(41,884)		—	(50,029)
Real estate, mortgage	(33,421)	—	(58,275)	(11,023)	(63,698)
Installment loans to individuals	(137,305)	(169,306)	(150,960)	(331,700)	(269,980)

	(228,964)	(361,411)	(339,725)	(626,351)	(893,187)

Recoveries of loans previously charged off
Commercial, financial and agricultural	100,000	3,601	7,778	192,258	4,952
Real estate, mortgage	13,889	1,350	1,764	24,282	91
Installment loans to individuals	46,123	46,000	47,905	59,626	24,099

	160,012	50,951	57,447	276,166	29,142

Net charge-offs	(68,952)	(310,460)	(282,278)	(350,185)	(864,045)

Allowance for loan losses, ending	$2,502,122	$2,271,074	$2,131,534	$1,688,812	$1,413,997

Net loan charge-offs to average loans	0.04%	0.18%	0.18%	0.27%	0.73%

The loan portfolio also included loans to various borrowers (watch loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some of these loans being uncollectible. Total loans on management’s watch list on December 31, 2006 amounted to $8,151,752. Management monitors these loans carefully and has allocated reserves to the extent deemed necessary in the allowance for loan losses.

The allowance for loan losses was 1.18% of gross loans outstanding at December 31, 2006. This represents an increase of $231,048 above the reserve at December 31, 2005. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 2006.

Management’s Discussion and Analysis

The allocation of the reserve for loan losses is detailed in Table 14 below:

Table 14. Allocation of the Reserve for Loan Losses (thousands)

	2006		2005		2004		2003		2002
Balance at end of period applicable to	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]	Amount	Percent[1]
Commercial, financial and agricultural	$1,418	47.8%	$1,330	52.1%	$1,145	51.7%	$859	51.1%	$652	47.3%
Real estate, construction	269	14.8%	265	8.8%	199	13.5%	135	12.9%	148	13.2%
Real estate, mortgage	187	29.9%	175	30.3%	356	25.7%	458	26.4%	324	27.6%
Installment loans to individuals, other	628	7.5%	501	8.8%	432	9.1%	236	9.5%	290	11.8%
Leases	—	—%	—	—%	—	—%	1	0.1%	—	0.1%

Total	$2,502	$100.0%	$2,271	100.0%	$2,132	100.0%	$1,689	100.0%	$1,414	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

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

Management’s Discussion and Analysis

Table 15. Interest Rate Sensitivity (thousands)

	December 31, 2006 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earnings assets:
Loans	$75,556	$38,827	$81,820	$15,840	$212,043
Investments	2,400	4,390	15,216	3,851	25,857
Interest-bearing deposits with banks	163	—	—	—	163
Federal funds sold	—	—	—	—	—

Total	$78,119	$43,217	$97,036	$19,691	$238,063

Interest-bearing deposits:
NOW accounts	$5,396	$—	$16,187	$—	$21,583
Money market	1,932	—	5,795	—	7,727
Savings	10,553	—	10,553	—	21,106
Certificates of deposit	19,468	71,334	52,243	—	143,045
Federal funds purchased	1,341	—	—	—	1,341

Total	$38,690	$71,334	$84,778	$—	$194,802

Interest sensitivity gap	$39,429	$(28,117)	$12,258	$19,691	$43,261
Cumulative interest sensitivity gap	$39,429	$11,312	$23,570	$43,261	$43,261
Ratio of sensitivity gap to total earning assets	16.56%	(11.81)%	5.15%	8.27%	18.17%
Cumulative ratio of sensitivity gap to total earning assets	16.56%	4.75%	9.90%	18.17%	18.17%

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2006. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2006, the Bank appeared to be asset-sensitive with earning assets exceeding interest-bearing liabilities subject to changes in interest rates. Included in the interest-bearing liabilities subject to interest rate changes within three months are a portion of NOW accounts, money market accounts, and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits. A larger portion of these accounts are included in the thirteen to sixty month time period due to the fact that they are not considered as interest rate sensitive as other deposit liabilities. The Bank appears to be liability-sensitive in the four to twelve month time horizon and asset-sensitive in the thirteen to sixty month time horizon.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. All banks have interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources such as deposits. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows key financial ratios that often are used to compare the performance of financial institutions.

Management’s Discussion and Analysis

Table 16. Key Financial Ratios

	2006	2005	2004
Return on average assets	1.41%	1.43%	1.17%
Return on average equity	15.18%	15.60%	12.95%
Average equity to average assets	9.26%	9.17%	8.97%
Dividend payout ratio	25.69%	23.10%	23.63%

Item 7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
Galax, Virginia
March 26, 2007

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets

Cash and due from banks	$8,258,003	$8,985,579
Interest-bearing deposits with banks	163,151	291,648
Federal funds sold	—	6,752,000
Investment securities available for sale	24,798,980	27,940,163
Investment securities held to maturity (fair value approximates $1,525,353 in 2006 and $1,787,702 in 2005)	1,539,933	1,809,776
Restricted equity securities	524,600	474,000
Loans, net of allowance for loan losses of $2,502,122 in 2006 and $2,271,074 in 2005	209,541,312	183,352,611
Property and equipment, net	5,625,914	5,784,284
Accrued income	1,513,122	1,222,811
Other assets	2,417,302	1,920,863

Total assets	$254,382,317	$238,533,735

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$33,768,568	$31,365,352
Interest-bearing deposits	193,460,839	184,477,729

Total deposits	227,229,407	215,843,081

Federal funds purchased	1,341,000	—
Accrued interest payable	943,449	548,317
Other liabilities	1,245,669	407,292

Total liabilities	230,759,525	216,798,690

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,241,750 and 1,240,121 shares issued and outstanding in 2006 and 2005, respectively	1,241,750	1,240,121
Additional paid-in capital	1,546,984	1,510,751
Retained earnings	21,544,114	18,960,299
Accumulated other comprehensive income (loss)	(710,056)	23,874

Total stockholders’ equity	23,622,792	21,735,045

Total liabilities and stockholders’ equity	$254,382,317	$238,533,735

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income
Loans and fees on loans	$15,401,475	$12,743,231	$10,715,312
Federal funds sold	339,821	158,555	55,295
Investment securities:
Taxable	786,534	569,211	520,900
Exempt from federal income tax	371,941	371,339	380,673
Dividend income	43,369	33,247	27,249
Deposits with banks	12,103	5,422	2,481

Total interest income	16,955,243	13,881,005	11,701,910

Interest expense
Deposits	6,047,705	4,052,837	3,325,837
Federal funds purchased	35,943	16,848	13,751

Total interest expense	6,083,648	4,069,685	3,339,588

Net interest income	10,871,595	9,811,320	8,362,322

Provision for loan losses	300,000	450,000	725,000

Net interest income after provision for loan losses	10,571,595	9,361,320	7,637,322

Noninterest income
Service charges on deposit accounts	886,511	859,425	760,277
Other service charges and fees	191,211	178,603	181,832
Mortgage origination fees	340,376	407,115	313,079
Commissions on title services	181,085	224,748	174,729
Net realized gains on sales of securities	—	7,198	656
Other income	194,539	241,332	202,010

Total noninterest income	1,793,722	1,918,421	1,632,583

Noninterest expense
Salaries and employee benefits	4,238,694	3,814,394	3,378,528
Occupancy	412,882	391,494	359,963
Equipment	690,582	569,671	458,379
Foreclosed assets, net	2,559	36,665	1,059
Advertising and public relations	188,055	142,994	176,090
Outside services	183,042	163,507	154,746
Other general and administrative	1,599,559	1,506,416	1,305,226

Total noninterest expense	7,315,373	6,625,141	5,833,991

Income before income taxes	5,049,944	4,654,600	3,435,914

Income tax expense	1,572,889	1,444,578	1,035,716

Net income	$3,477,055	$3,210,022	$2,400,198

Basic earnings per share	$2.80	$2.60	$1.95

Diluted earnings per share	$2.80	$2.60	$1.95

Basic weighted average shares outstanding	1,240,755	1,235,657	1,232,645

Diluted weighted average shares outstanding	1,243,622	1,236,967	1,233,356

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2003	1,230,924	$1,230,924	$1,328,190	$14,658,543	$540,203	$17,757,860

Net income	—	—	—	2,400,198	—	2,400,198
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(87,570)	—	—	—	—	(169,990)	(169,990)
Reclassified securities gains realized, net of taxes of $(223)	—	—	—	—	(433)	(433)

Total comprehensive income						2,229,775

Dividends declared ($.46 per share)	—	—	—	(567,063)	—	(567,063)
Stock issued	1,821	1,821	33,780	—	—	35,601

Balance, December 31, 2004	1,232,745	1,232,745	1,361,970	16,491,678	369,780	19,456,173

Net income	—	—	—	3,210,022	—	3,210,022
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(175,747)	—	—	—	—	(341,155)	(341,155)
Reclassified securities gains realized, net of taxes of $(2,447)	—	—	—	—	(4,751)	(4,751)

Total comprehensive income						2,864,116

Dividends declared ($.60 per share)	—	—	—	(741,401)	—	(741,401)
Stock issued	7,376	7,376	148,781	—	—	156,157

Balance, December 31, 2005	1,240,121	1,240,121	1,510,751	18,960,299	23,874	21,735,045

Net income	—	—	—	3,477,055	—	3,477,055
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(40,717)	—	—	—	—	79,041	79,041

Total comprehensive income						3,556,096

Adjustment to initially apply FASB Statement No. 158:
Defined benefit pension plan, net of taxes of $(342,655)	—	—	—	—	(665,153)	(665,153)
Post retirement health, net of taxes of $(76,149)	—	—	—	—	(147,818)	(147,818)
Dividends declared ($0.72 per share)	—	—	—	(893,240)	—	(893,240)
Stock issued	1,629	1,629	36,233	—	—	37,862

Balance, December 31, 2006	1,241,750	$1,241,750	$1,546,984	$21,544,114	$(710,056)	$23,622,792

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$3,477,055	$3,210,022	$2,400,198
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	619,055	573,746	517,045
Provision for loan losses	300,000	450,000	725,000
Deferred income taxes	(13,681)	(122,372)	(139,185)
Net realized losses on sales of assets	989	30,621	22,323
Accretion of discount on securities, net of amortization of premiums	(7,925)	(6,712)	(8,449)
Changes in assets and liabilities:
Accrued income	(290,311)	(241,128)	7,959
Other assets	(181,327)	(547,606)	303,735
Accrued interest payable	395,132	153,745	25,753
Other liabilities	(434,115)	(263,144)	472,176

Net cash provided by operating activities	3,864,872	3,237,172	4,326,555

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	128,497	(96,948)	54,775
Net (increase) decrease in federal funds sold	6,752,000	(2,970,000)	(3,782,000)
Purchases of investment securities – held to maturity	(200,000)	(200,000)	(675,000)
Purchases of investment securities – available for sale	(4,026,292)	(6,258,126)	(8,253,947)
Purchases of restricted equity securities	(50,600)	(34,300)	(69,500)
Maturities of investment securities – held to maturity	470,000	650,000	850,000
Maturities of investment securities – available for sale	7,295,000	760,000	11,150,500
Sale of investment securities – available for sale	—	800,500	500,156
Net increase in loans	(26,568,701)	(14,918,653)	(25,292,677)
Purchases of property and equipment, net	(343,311)	(473,972)	(844,552)
Proceeds from sales of property and equipment	9,011	1,600	—
Proceeds from sales of foreclosed assets	70,000	88,500	80,000

Net cash used in investing activities	(16,464,396)	(22,651,399)	(26,282,245)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	2,403,216	3,575,150	3,417,204
Net increase in interest-bearing deposits	8,983,110	19,620,455	15,827,404
Net increase (decrease) in federal funds purchased	1,341,000	—	(3,971,000)
Common stock issued	37,862	156,157	35,601
Dividends paid	(893,240)	(741,401)	(567,063)

Net cash provided by financing activities	11,871,948	22,610,361	14,742,146

Net increase (decrease) in cash and cash equivalents	(727,576)	3,196,134	(7,213,544)

Cash and due from banks, beginning	8,985,579	5,789,445	13,002,989

Cash and due from banks, ending	$8,258,003	$8,985,579	$5,789,445

Supplemental disclosure of cash flow information
Interest paid	$5,688,516	$3,915,940	$3,313,835

Taxes paid	$1,642,740	$1,984,432	$527,000

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$80,000	$71,450	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc. (the Company) is a Virginia bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Bank of Botetourt (the Bank). The Bank is a Virginia state chartered bank subject to regulation by the Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides full banking services through eight branch offices in Botetourt, Roanoke and Rockbridge counties. The Bank has a wholly-owned subsidiary, Buchanan Service Corporation, which conducts its operations through a minority interest in an insurance company, a minority interest in an investment company, majority interests in two title insurance companies and as an agent for sale of life and disability insurance.

The accounting and reporting policies of the Company, the Bank and Buchanan Service Corporation follow generally accepted accounting principles and general practices of the financial services industry. Following is a summary of the more significant policies.

Critical Accounting Policy

Management believes the policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity. Management must make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and Board of Directors.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the manufacturing and agricultural segments.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Use of Estimates, continued

While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.”

Interest-bearing Deposits with Banks

Interest-bearing deposits with banks are carried at cost.

Investment Securities

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Property and Equipment

Land is carried at cost. Buildings, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives or lease terms:

Years
Buildings and improvements	10-50
Furniture and equipment	3-10

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, gains and losses on sale, and changes in the valuation allowance are included in net expenses from foreclosed assets.

Intangible Assets

Intangible assets consist of computer software and a deposit purchase premium which are being amortized over three and fifteen years, respectively, using the straight-line method. At December 31, 2006 and 2005, accumulated amortization was $660,628 and $543,254, respectively. Related amortization expense was $117,374, $91,179 and $60,981 for the three-year period ended December 31, 2006. Intangible assets are classified as other assets on the balance sheet.

Stock-based Compensation

The Company maintains a stock-based compensation plan that provides for grants of stock options to selected employees. This plan has been presented to and approved by the Company’s stockholders. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. SFAS No. 123R requires that stock-based compensation be recognized as compensation cost in the income statement based on fair values of options granted on the measurement date, which is generally the date of the grant. The Company transitioned to SFAS No. 123R using the modified prospective application method (“modified prospective application”). As permitted under modified prospective application, as it is applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The following pro forma information presents net income, earnings per share, and diluted earnings per share for the years ended December 31, 2005 and 2004, as if the fair value method of SFAS No. 123 had been used to measure compensation cost for stock based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is charged to expense at date of grant as all options are fully vested upon issue.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Stock-based Compensation, continued

	2005	2004
Net income	$3,210,022	$2,400,198
Less pro forma expense related to options granted, net of tax	(4,459)	(13,860)

Pro forma net income	$3,205,563	$2,386,338

Pro forma net income per share:
Basic–as reported	$2.60	$1.95

Basic–pro forma	$2.59	$1.94

Diluted–as reported	$2.60	$1.95

Diluted–pro forma	$2.59	$1.93

Employee Benefit Plans

A noncontributory defined benefit pension plan is provided for all employees who meet eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. The funding policy is to contribute the maximum deductible for federal income tax purposes. The Company also provides a qualified 401(k) retirement savings plan. All full-time employees are eligible to participate on a voluntary basis, after completing their first year of service. All employees may elect to make pretax contributions up to the maximum amount allowed by the Internal Revenue Service. The first six percent (6%) of employee contributions are matched fifty percent (50%) by the Company. The Company sponsors a post retirement health care plan for certain retired employees.

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158) as of December 31, 2006. SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of all of its post retirement benefit plans in its balance sheet and to recognize changes in the funded status in comprehensive income. Prior to the adoption of SFAS No. 158 in 2006, the Company recognized the expense related to its post retirement health care plan as costs were incurred. The adoption of SFAS No. 158 had the following incremental effect on the balance sheet as of December 31, 2006:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other assets	$2,605,214	$(187,912)	$2,417,302

Total assets	$254,570,229	$(187,912)	$254,382,317

Other liabilities	$620,610	$625,059	$1,245,669

Total liabilities	$230,134,466	$625,059	$230,759,525

Accumulated other comprehensive loss	$102,915	$(812,971)	$(710,056)

Total shareholders’ equity	$24,435,763	$(812,971)	$23,622,792

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

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale, defined benefit plan and post-retirement benefits are recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liabilities or assets are also recorded as an adjustment to equity.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued using the Treasury Stock Method.

Comprehensive Income

Comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investments by, and distributions to, stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense.

Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded. Related fees are recorded when they are incurred or received.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with bank and federal funds sold: The carrying amounts of interest–bearing deposits with banks and federal funds sold approximate their fair values.

Available for sale and held to maturity investment securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

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

Federal funds purchased: The carrying amounts of federal funds purchased approximate fair value.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact to its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and determined that it will have no impact on its financial position, reported results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 in December 2006. See Note 11.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF 06-5 on January 1, 2007 with no material impact to its financial position, results of operations and cash flows.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108 and determined that it had no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $1,800,000 and $3,375,000 for the periods including December 31, 2006 and 2005, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$2,996,996	$218	$14,810	$2,982,404
Government-sponsored enterprises	12,283,146	6,305	216,771	12,072,680
State and municipal securities	9,112,905	36,822	137,286	9,012,441
Corporate securities	250,001	481,454	—	731,455

	$24,643,048	$524,799	$368,867	$24,798,980

Held to maturity:
Government-sponsored enterprises	$1,250,000	$—	$12,752	$1,237,248
State and municipal securities	289,933	51	1,879	288,105

	$1,539,933	$51	$14,631	$1,525,353

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$6,243,312	$7,441	$37,475	$6,213,278
Government-sponsored enterprises	12,782,075	—	318,402	12,463,673
State and municipal securities	8,628,601	88,682	87,199	8,630,084
Corporate securities	250,001	446,877	63,750	633,128

	$27,903,989	$543,000	$506,826	$27,940,163

Held to maturity:
Government-sponsored enterprises	$1,050,000	$—	$26,319	$1,023,681
State and municipal securities	759,776	4,603	358	764,021

	$1,809,776	$4,603	$26,677	$1,787,702

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Restricted equity securities, which are carried at cost, consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), and The Community Bankers Bank which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. Both the Bank’s stock in The Community Bankers Bank and the FHLB are restricted in the fact that the stock may only be repurchased by that company.

Investment securities with amortized cost of approximately $2,800,000 and $2,300,000 at December 31, 2006 and 2005, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

	2006	2005	2004
Realized gains	$—	$7,948	$656
Realized losses	—	(750)	—

	$—	$7,198	$656

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2006, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,748,105	$5,722,229	$1,039,933	$1,032,000
Due after one year through five years	14,956,866	14,744,417	500,000	493,353
Due after five years through ten years	3,838,076	3,768,988	—	—
Due after ten years	100,001	563,346	—	—

	$24,643,048	$24,798,980	$1,539,933	$1,525,353

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2006
U.S. Treasury securities	$1,489,436	$8,972	$992,863	$5,838	$2,482,299	$14,810
Government-sponsored enterprises	1,688,840	11,159	10,614,782	218,364	12,303,622	229,523
State and municipal securities	2,412,509	26,828	3,543,969	112,337	5,956,478	139,165
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,590,785	$46,959	$15,151,614	$336,539	$20,742,399	$383,498

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2005
U.S. Treasury securities	$2,481,939	$14,089	$2,475,576	$23,386	$4,957,515	$37,475
Government-sponsored enterprises	7,042,557	91,098	6,444,797	253,623	13,487,354	344,721
State and municipal securities	2,013,748	38,283	1,322,623	49,274	3,336,371	87,557
Corporate securities	186,250	63,750	—	—	186,250	63,750

Total temporarily impaired securities	$11,724,494	$207,220	$10,242,996	$326,283	$21,967,490	$533,503

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

The Company does not believe that gross unrealized losses as of December 31, 2006, which is comprised of 78 investment securities, represent an other-than-temporary impairment. The gross unrealized losses reported relate to investment securities issued by the United States Treasury, Government-sponsored enterprises, and various state and municipal securities. Total gross unrealized losses, which represent 3.5% of the amortized cost basis of the Company’s total investment securities, were attributable to changes in interest rates due to market conditions and not due to the credit quality of the investment securities. The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31 are as follows (in thousands):

	2006	2005
Commercial	$25,400	$19,975
Real estate:
Construction and land development	31,418	16,412
Residential, 1-4 families	63,461	56,320
Residential, 5 or more families	4,630	130
Farmland	9,922	10,439
Nonfarm, nonresidential	61,060	65,541
Agricultural	199	545
Consumer	13,884	14,034
Leases	1	5
Other	2,068	2,223

	212,043	185,624

Allowance for loan losses	(2,502)	(2,271)

	$209,541	$183,353

Loans receivable include $71,000 and $92,000 in overdraft demand deposit accounts at December 31, 2006 and 2005, respectively.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2006	2005	2004
Balance, beginning	$2,271,074	$2,131,534	$1,688,812

Provision charged to expense	300,000	450,000	725,000
Recoveries of amounts charged off	160,012	50,951	57,447
Amounts charged off	(228,964)	(361,411)	(339,725)

Balance, ending	$2,502,122	$2,271,074	$2,131,534

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The following is a summary of information pertaining to impaired and nonperforming loans at December 31:

		2006	2005
Impaired loans without a valuation allowance		$228,599	$—
Impaired loans with a valuation allowance		1,685,841	778,211

Total impaired loans		$1,914,440	$778,211

Valuation allowance related to impaired loans		$384,600	$49,191

		2006	2005
Nonaccrual loans		$1,556,790	$308,372
Loans past due more than ninety days still accruing		244,009	1,685,402

		$1,800,799	$1,993,774

	2006	2005	2004
Average investment in impaired loans	$1,027,832	$471,153	$407,982

Interest income recognized for the year	$125,954	$21,304	$8,259

Interest income recognized on a cash basis for the year	$3,077	$—	$259

The Company is not committed to lend additional funds to debtors whose loans have been modified or are considered impaired.

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2006	2005
Land	$1,121,389	$1,121,389
Buildings and improvements	4,910,138	4,900,382
Furniture and equipment	2,865,433	2,557,833

	8,896,960	8,579,604
Less accumulated depreciation	3,271,046	2,795,320

	$5,625,914	$5,784,284

Depreciation expense for 2006, 2005, and 2004 was $600,400, $555,091, and $498,391 respectively.

Lessee Activities

The Bank began leasing out a portion of a branch facility to a third party in June 2003. The lease expires May 2007 and calls for annual lease payments of $22,370 plus cleaning services. Rental income received related to this facility in 2006, 2005, and 2004 was $26,412, $28,887, and $29,587 respectively.

The Bank leased storage space in its Loan Administration Center. The month-to-month lease was executed by a third party in November 2004 and called for monthly payments of $100 while in effect. This arrangement was terminated effective July 2006.

The Bank leases office space to Mountain Valley Title Insurance Agency, LLC in the amount of $6,000 annually and paid quarterly and to Rockbridge Title Services, LLC in the amount of $6,000 annually and paid quarterly. These terms began in July 2005. Both of these companies are related party interests.

Notes to Consolidated Financial Statements

Note 6. Property and Equipment, continued

Lessee Activities, continued

Aggregate rental income for 2006, 2005 and 2004 was $39,012, $35,887 and $32,469 respectively.

Lessor Activities

The Bank leases a parking lot adjacent to one of its branch banking facilities under an operating lease which expired April 4, 2006. The lease is in the process of re-negotiation. No anticipated payment is included in the following table. The bank also has an equipment lease contract which expires in March 2007. The remaining balance, payable in the first quarter of 2007, is $648.

The Bank also leases three locations for automated teller machines. Two lease agreements, originated in 2006, with a five year term expiring in March 2011, call for annual lease payments of $600 each. The third lease was originated in December 2006 with a two year term and annual lease payments of $1,800.

Aggregate rental expense for 2006, 2005 and 2004 was $3,916, $2,243 and $5,910 respectively. Future minimum commitments under noncancellable leases are as follows:

2007	$3,648
2008	3,000
2009	1,200
2010	1,200
2011	300
Thereafter	—

$9,348

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $44,396,168 and $33,826,201 respectively.

At December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$90,802,048
2008	13,764,314
2009	10,173,382
2010	23,258,682
2011	5,046,544
Thereafter	—

$143,044,970

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2006, these included unsecured lines of credit of approximately $17,000,000 and a secured line of credit of approximately $10,000,000 with correspondent banks. At December 31, 2006, $1,341,000 of federal funds purchased were outstanding. No amounts were outstanding at December 31, 2005.

Notes to Consolidated Financial Statements

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$8,258	$8,258	$8,986	$8,986
Interest-bearing deposits with banks	163	163	292	292
Federal funds sold	—	—	6,752	6,752
Investment securities, available for sale	24,799	24,799	27,940	27,940
Investment securities, held to maturity	1,540	1,525	1,810	1,788
Restricted equity securities	525	525	474	474
Loans, net of allowance for loan losses	209,541	199,097	183,353	172,337
Financial liabilities
Deposits	227,229	225,412	215,843	212,983
Federal funds purchased	1,341	1,341	—	—

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	2006	2005	2004
Net income available to common shareholders	$3,477,055	$3,210,022	$2,400,198

Weighted average common shares outstanding	1,240,755	1,235,657	1,232,645
Effect of dilutive securities, options	2,867	1,310	711

Weighted average common shares outstanding, diluted	1,243,622	1,236,967	1,233,356

Basic earnings per share	$2.80	$2.60	$1.95

Diluted earnings per share	$2.80	$2.60	$1.95

Note 11. Benefit Plans

Stock Based Compensation

The Company’s 1999 Stock Option Plan (the “Plan”) provides for the issuance of 10,000 options to its employees to purchase shares of the Company’s common stock. The options can have an original term of up to ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. The options vest immediately upon grant but may not be exercised for six months after issue. It is the Company’s policy to issue new shares of stock for exercised options. At December 31, 2006, the weighted average remaining contractual life of the outstanding options was 59 months. At December 31, 2006, all options reserved under the plan had been granted.

The fair value of the Company’s stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of stock options granted but are not considered by the model. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options at the time of grant.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Stock Based Compensation, continued

All outstanding options vested prior to January 1, 2006, therefore, consistent with the prospective application methodology, no compensation expense was recognized in 2006. There was no unrecognized compensation cost at December 31, 2006 and the adoption of SFAS No. 123R has had no effect on the financial statements.

A summary of the Company’s stock option activity, and related information for the years ended December 31, is as follows:

	Available For Grant	Granted and Outstanding
Balance, December 31, 2003	1,300	8,400
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, December 31, 2004	1,300	8,400
Granted	(1,300)	1,300
Exercised	—	(200)
Forfeited	—	—

Balance, December 31, 2005	—	9,500
Granted	—	—
Exercised	—	(1,250)
Forfeited	—	—

Balance, December 31, 2006	—	8,250

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Stock Based Compensation, continued

Additional information relating to the Incentive Plan is detailed below:

	2006	2005	2004
Outstanding options at December 31:
Exercise price, beginning of the year(1)	$22.07	$21.62	$21.62
Exercise price, end of year(1)	22.33	$22.07	$21.62
Contractual term remaining in months(1)	59	71	83

Exercisable options outstanding at December 31:
Number	8,250	9,500	8,400
Exercise price(1)	$22.33	$22.07	$21.62
Contractual term remaining in months(1)	59	71	83

Weighted average exercise price of options:
Granted during the year	$—	$25.00	$—
Exercised during the year	$20.36	$22.00	$—
Forfeited during the year	$—	$—	$—
Expired during the year	$—	$—	$—

Significant assumptions used in determining fair value of options granted:
Risk-free interest rate	n/a	4.29%	n/a
Expected life in years	n/a	10	n/a
Expected dividends	n/a	2.35%	n/a
Expected volatility	n/a	13.68%	n/a
Grant-date fair value:
Options granted during the year	$—	$4,459	$—

(1)	Weighted average

The intrinsic value for options outstanding, all exercisable at December 31, 2006, was $195,278. The intrinsic value for options exercised during 2006 was $25,250. The cash received from exercised options during 2006 was $25,450.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan

The Bank has a qualified, noncontributory, Defined Benefit Pension Plan, sponsored by the Virginia Bankers Association, covering all eligible employees with six months of service who have attained the age of twenty-one. Contributions to the plan are based on computations by independent actuarial consultants. The plan’s assets include common stock, fixed income securities, short-term investments and cash. The benefits are primarily based on years of service and earnings. The following table is a summary of the plan’s funded status for September 30, 2006 and 2005, and the assumptions and components of net periodic benefit costs for the three years in the period ended September 30, 2006.

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$3,468,404	$2,686,644
Service cost	272,727	238,929
Interest cost	199,225	161,038
Actuarial loss	22,859	481,191
Benefits paid	(43,050)	(99,398)

Benefit obligation at end of year	$3,920,165	$3,468,404

Change in plan assets
Fair value of plan assets at beginning of year	$2,410,373	$2,022,410
Actual return on plan assets	226,793	332,628
Employer contribution	187,572	154,733
Benefits paid	(43,050)	(99,398)

Fair value of plan assets at end of year	$2,781,688	$2,410,373

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$(13,978)	$85,033
Contributions	187,572	154,733
Pension cost	(304,263)	(253,744)

Prepaid (accrued) benefit cost, September 30	$(130,669)	$(13,978)

Funded status
Funded status, September 30	$(1,138,477)	$(1,058,031)
Unrecognized transitional net assets	(958)	(1,915)
Unrecognized prior service costs	7,644	9,174
Unrecognized net actuarial loss	1,001,122	1,036,794
Contribution paid, December	676,818	187,572

Net amount recognized, December 31	$546,149	$173,594

Recognized on balance sheet
Other assets	$342,655	$173,594
Other liabilities	(461,659)	—
Accumulated other comprehensive loss, net of tax	665,153	—

Net amount recognized, December 31	$546,149	$173,594

Recognized in accumulated other comprehensive loss from initial adoption of SFAS No. 158
Net loss	$1,001,122	$—
Prior service cost	7,644	—
Net obligation at transition	(958)	—
Deferred tax asset	(342,655)	—

	$665,153	$—

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan, continued

	2006	2005	2004
Components of net periodic benefit cost
Service cost	$272,727	$238,929	$204,329
Interest cost	199,225	161,038	146,083
Expected return on plan assets	(204,575)	(171,679)	(121,027)
Amortization	573	573	573
Recognized net actuarial (gain) loss	36,313	24,883	26,079

Net periodic benefit cost	$304,263	$253,744	$256,037

Weighted-average assumptions at September 30

	2006	2005	2004
Discount rate used for net periodic pension cost	5.75%	6.00%	6.00%
Discount rate used for disclosure	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The accumulated benefit obligation for the defined benefit pension plan was $2,035,947 and $1,818,178 at December 31, 2006 and 2005.

No contributions are expected to be paid prior to September 30, 2007.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

10/1/06-9/30/07	$12,955
10/1/07-9/30/08	12,952
10/1/08-9/30/09	19,478
10/1/09-9/30/10	19,586
10/1/10-9/30/11	19,887
10/1/11-9/30/16	732,199

Long term rate of return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed – especially with respect to real rates of return (net of inflation) – for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience – that may not continue over the measurement period – with higher significance placed on current forecasts of future long-term economic conditions.

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

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan, continued

Asset allocation

The pension plan’s weighted-average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	2006	2005
Asset Category
Mutual funds – fixed income	21%	19%
Mutual funds – equity	71%	81%
Other	8%	0%

Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the Plan’s investment strategy. The Investment Manager considers both actively and passively managed investment strategies and allocates funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administration costs chargeable to the Trust.

Post Retirement Health Insurance

The Company sponsors a post retirement health care plan for certain retired employees. The health plan has an annual limitation (a “cap”) on the dollar amount of the employer’s share of the cost of covered benefits incurred by a plan participant. The retiree is responsible, therefore, for the amount by which the cost of the benefit coverage under the plan incurred during a year exceeds that cap. No health care cost increases have been factored into the health plan’s actuarial calculations due to this cap. The plan was frozen at December 31, 2006 with coverage continuing for existing participants in the plan as of that date and two announced retirements occurring in 2007. The following tables summarize the Bank’s post retirement plan obligations, assets, funded status, and the assumptions and components of net periodic benefit costs using a measurement date of December 31, 2006. For periods prior to the adoption of SFAS No. 158, balance sheet items were considered to be insignificant and expenses were recorded at cost.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Post Retirement Health Insurance, continued

2006
Change in benefit obligation
Benefit obligation at beginning of year	$235,546
Interest cost	13,422
Actuarial loss	3,143
Benefits paid	(23,700)

Benefit obligation at end of year	$228,411

Change in plan assets
Fair value of plan assets at beginning of year	$—
Employer contribution	23,700
Benefits paid	(23,700)

Fair value of plan assets at end of year	$—

Funded status
Funded status, December 31	$(228,411)
Unrecognized transition obligation	220,824
Unrecognized actuarial loss	3,143

Net amount recognized	$(4,444)

Recognized on balance sheet
Other assets	$76,149
Other liabilities	(228,411)
Accumulated other comprehensive loss	147,818

Net amount recognized	$(4,444)

Recognized in accumulated other comprehensive loss from initial adoption of SFAS No. 158
Unrecognized prior service cost	$220,824
Unrecognized net loss	3,143
Deferred tax asset	(76,149)

$147,818

Components of net periodic benefit cost
Interest cost	$13,422
Amortization of net obligation at transition	14,722

Net periodic postretirement benefit cost	$28,144

The Bank expects to recognize amortization of transition obligation of $14,722 in 2007.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Post Retirement Health Insurance, continued

The discount rate in determining the benefit relating to the untrended post retirement health care plan at December 31, 2006, was assumed to be 6.00%.

Employer contributions are expected to be $24,165 in 2007.

Estimated future benefit payments to the plan are as follows:

2007	$25,702
2008	23,792
2009	20,395
2010	19,940
2011	19,456
2011-2016	89,067

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and Executive employees. The corresponding assets and liabilities accounts at December 31, 2006 were valued at $101,516 for the Director Plan and $228,381 for the Executive Plan and are held by a third party through the Virginia Bankers Association.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. The plan also allows for pretax employee contributions of up to the maximum allowed by the IRS. The Company will match up to 50% of the first 6% contributed by the employee. Employer contributions to the plan amounted to $108,485, $124,991, and $108,575 in 2006, 2005, and 2004, respectively.

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (all Federal) are as follows:

	2006	2005	2004
Current	$1,586,570	$1,566,950	$1,174,901
Deferred	(13,681)	(122,372)	(139,185)

	$1,572,889	$1,444,578	$1,035,716

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

	2006	2005	2004
Tax at statutory federal rate	$1,716,981	$1,582,564	$1,168,211
Tax exempt interest income	(133,270)	(129,743)	(138,693)
Other	(10,822)	(8,243)	6,198

	$1,572,889	$1,444,578	$1,035,716

Notes to Consolidated Financial Statements

Note 12. Income Taxes, continued

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31 are summarized as follows:

	2006	2005
Deferred tax assets
Allowance for loan losses	$688,718	$598,117
Deferred compensation	87,802	81,834
Defined benefit plan	342,655	—
Post retirement health benefits	76,149	—
Other	29,829	24,774

Deferred tax assets	1,225,153	704,725

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(53,017)	(12,299)
Depreciation	(239,847)	(276,090)
Accretion of discount on investment securities	(3,751)	(3,391)
Accrued pension costs	(185,691)	(65,761)
Other	(7,356)	(3,459)

Deferred tax liabilities	(489,662)	(361,000)

Net deferred tax asset	$735,491	$343,725

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

	2006	2005
Commitments to extend credit	$35,176,000	$35,576,000
Standby letters of credit	3,374,000	2,467,000

	$38,550,000	$38,043,000

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

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

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company’s market area. The concentrations of credit by type of loan are set forth in the Loans Receivable note. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of approximately $2,500,000. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke and Rockbridge counties. The Company has a loan concentration relating to construction and land development, lumber and timber, and hotel and motels. Total loans and loan commitments to these industrial groups amounted to approximately $46,000,000, $7,000,000, and $10,000,000 respectively at December 31, 2006.

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

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Capital Requirements, continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios are also presented in the table (in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Consolidated	$26,813	13.1%	$16,340	8.0%	n/a	n/a
Bank of Botetourt	$25,413	12.5%	$16,319	8.0%	$20,399	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$24,311	11.9%	$8,170	4.0%	n/a	n/a
Bank of Botetourt	$22,911	11.2%	$8,160	4.0%	$12,239	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$24,311	9.8%	$9,904	4.0%	n/a	n/a
Bank of Botetourt	$22,911	9.3%	$9,850	4.0%	$12,313	5.0%

December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Consolidated	$23,942	13.2%	$14,542	8.0%	n/a	n/a
Bank of Botetourt	$22,541	12.4%	$14,526	8.0%	$18,158	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$21,671	11.9%	$7,271	4.0%	n/a	n/a
Bank of Botetourt	$20,270	11.2%	$7,263	4.0%	$10,895	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$21,671	9.7%	$9,429	4.0%	n/a	n/a
Bank of Botetourt	$20,270	9.1%	$9,375	4.0%	$11,719	5.0%

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,300,000 at December 31, 2006. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2006.

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

Aggregate loan transactions with related parties were as follows:

	2006	2005
Balance, beginning	$2,267,229	$1,039,702

New loans	7,228,840	7,492,825
Repayments	(7,368,830)	(6,265,298)

Balance, ending	$2,127,239	$2,267,229

Deposit transactions at December 31, 2006 and 2005 were insignificant.

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$33,076	$40,019
Investment securities held to maturity	1,350,000	1,350,000
Investment in affiliate bank at equity	22,222,747	20,333,753
Other assets	16,969	12,363

Total assets	$23,622,792	$21,736,135

Liabilities
Income tax payable	$—	$1,090

Total liabilities	—	1,090

Stockholders’ equity
Common stock	1,241,750	1,240,121
Additional paid-in capital	1,546,984	1,510,751
Retained earnings	21,544,114	18,960,299
Accumulated other comprehensive income (loss)	(710,056)	23,874

Total stockholders’ equity	23,622,792	21,735,045

Total liabilities and stockholders’ equity	$23,622,792	$21,736,135

Statements of Income

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income
Dividends from affiliate bank	$893,240	$741,401	$742,063
Interest on taxable securities	41,624	34,024	31,718
Interest on tax exempt securities	6,303	12,400	12,400

	941,167	787,825	786,181

Expenses
Operating expenses	53,629	31,409	29,807

Income before taxes and equity in undistributed income of affiliate	887,538	756,416	756,374

Income tax (benefit) expense	(4,455)	1,090	870

Income before equity in undistributed income of affiliate	891,993	755,326	755,504

Equity in undistributed income of affiliate	2,585,062	2,454,696	1,644,694

Net income	$3,477,055	$3,210,022	$2,400,198

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$3,477,055	$3,210,022	$2,400,198
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of affiliate	(2,585,062)	(2,454,696)	(1,644,694)
Net increase (decrease) in other liabilities	(1,090)	276	814
Net (increase) decrease in other assets	(4,606)	418	(1,595)

Net cash provided by operating activities	886,297	756,020	754,723

Cash flows from investing activities
Purchases of investment securities	(200,000)	(200,000)	(675,000)
Maturities of investment securities	200,000	200,000	475,000
Increase in investment in Bank	(37,862)	(156,157)	(35,601)

Net cash used in investing activities	(37,862)	(156,157)	(235,601)

Cash flows from financing activities
Dividends paid	(893,240)	(741,401)	(567,063)
Common stock issued	37,862	156,157	35,601

Net cash used by financing activities	(855,378)	(585,244)	(531,462)

Net increase (decrease) in cash and due from banks	(6,943)	14,619	(12,340)
Cash and cash equivalents, beginning	40,019	25,400	37,740

Cash and cash equivalents, ending	$33,076	$40,019	$25,400

Note 17. Subsequent Event

The company declared a first quarter $0.20 dividend per common share on February 10, 2007 to shareholders of record on January 24, 2007.

Stockholder Information

Annual Meeting

The annual meeting of stockholders will be held at 2:30 p.m. on Wednesday, May 16, 2007, at the Buchanan Theatre, Main Street, Buchanan, Virginia.

Requests for Information

Requests for information should be directed to Mr. H. Watts Steger, III at Botetourt Bankshares, Inc., Post Office Box 339, Buchanan, Virginia, 24066; telephone (540) 591-5000.

Independent Auditors	Stock Transfer Agent
Elliott Davis, LLC Certified Public Accountants Post Office Box 760 Galax, Virginia 24333	Botetourt Bankshares, Inc. Post Office Box 339 Buchanan, Virginia 24066

Federal Deposit Insurance Corporation

The Bank is a member of the FDIC. This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Banking Offices
Buchanan Office 19747 Main Street - Buchanan (540) 254-1721	Loan Administration Center 21 Stoney Battery Road - Troutville (540) 966-3850

Daleville Office 670 Roanoke Road - Daleville (540) 992-4777	Peters Creek Office 3130 Peters Creek Road - Roanoke (540) 777-2010

Eagle Rock Office 58 Railroad Avenue - Eagle Rock (540) 884-2265	Fairfield Office 5905 North Lee Highway - Fairfield (540) 377-5270

Troutville Office 5462 Lee Highway - Troutville (540) 966-3850	Investment Securities 5462 Lee Highway - Troutville (540) 473-1224

Bonsack Office 3801 Challenger Avenue - Roanoke (540) 777-2265	Mortgage Centers Daleville & Bonsack (540) 966-5626 Lexington (540) 463-5626

Lexington Office 65 East Midland Trail - Lexington (540) 463-7224	Operations Center 19800 Main Street - Buchanan (540) 473-1173

www.bankofbotetourt.com

info@bankofbotetourt.com

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 14, 2006, the Audit Committee of the Board of Directors of Botetourt Bankshares, Inc. (the “Company”) was notified by the Company’s independent accountants, Larrowe & Company, PLC (“Larrowe”), that it was merging with the firm of Elliott Davis, LLC, effective on that November 17, and that it would no longer operate or provide audit services as a separate entity. At a meeting held on November 14, 2006, the Company’s Audit Committee approved Chairman Williamson to sign the forthcoming engagement letter of Elliott Davis, LLC, the successor firm in the merger, to serve as the Company’s independent accountants for the fiscal year ended December 31, 2006.

The Company engaged Larrowe as its independent accountants for the fiscal years ended December 31, 2005 and 2004. Larrowe’s reports on the Company’s consolidated financial statements for those two years did not contain any adverse opinion or disclaimer of opinion, nor were the opinions expressed in the reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the most recent two fiscal years and the interim period preceding the Audit Committee’s decision to engage Elliott Davis as the Company’s new independent accountants, there were no disagreements with Larrowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Larrowe, would have caused Larrowe to make reference to the subject matter of the disagreement in connection with its report.

During the two fiscal years ended December 31, 2005 and 2004, and the subsequent interim periods through and including the date of Elliott Davis’ appointment as the Company’s independent accountants, the Company has not consulted with Elliott Davis on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matter or reportable event described in Item 304(a)(2)(i) or (ii) of Regulation S-B.

There were no disagreements with the accountants during 2006.

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

No change in our internal controls over financial reporting, or in other factors that could affect those controls, occurred during our fourth quarter of 2006 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting. We are aware of no significant deficiencies or material weaknesses of internal controls that would require corrective action. However, we review our internal controls regularly, including accounting controls, and may make changes from time to time aimed at enhancing our internal controls and ensuring that our systems are responsive to bank regulatory requirements and evolve with our business.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information as of March 5, 2007 regarding the names, ages, principal occupations and business experience for the past five years for each of the Company’s Directors and executive officers is provided in the Company’s proxy materials for the 2007 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated herein by reference. During 2006, the shareholders of Botetourt Bankshares, Inc. approved amending the Articles of Incorporation to divide the board of directors into three equal classes with staggered terms. The effect of this action is one-third of the total board is eligible for election every year, and directors, will be elected for three year terms.

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Messers. Moore, Patterson, and Williamson, all of whom satisfy all of the following criteria: (i) meet the independence requirements set forth in the NASD’s definition of “independent director,” (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries, except for Board fees, (iii) are not affiliated persons of the Company or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The Board of Directors has determined that Mr. John B. Williamson, III, president of RGC Resources, Inc., a reporting company, qualifies as an “audit committee financial expert” within the meaning of Item 401 of Regulation S-B of the Securities Exchange Act. For more information regarding the Audit Committee and the Audit Committee Charter, as well as information relating to activities of the Company’s outside auditor and fees paid to that auditor, please see the Company’s proxy statement for its annual meeting of shareholders in 2007, which will be filed pursuant to schedule 14A, which is incorporated by reference to this filing.

Code of Ethics

The Corporation has adopted a Code of Business Conduct and Ethics that apply to its directors, executives and employees. Copies of these codes were provided as Exhibits 99.2, 99.3, and 99.4 in the Form 10-KSB filed March, 25, 2004.

Item 10.	Executive Compensation

For more information regarding the compensation paid in 2006 to the Company and Bank’s Executive Officers and Directors, please see the Company’s proxy statement for its annual meeting of shareholders in 2007, which will be filed pursuant to schedule 14A, which is incorporated by reference to this filing.

For more information regarding the Compensation Discussion and Analysis and report of the Compensation Committee, please see the Company’s proxy statement for its annual meeting of shareholders in 2007, which will be filed pursuant to schedule 14A, which is incorporated by reference to this filing.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

Information as of March 5, 2007 regarding the number of shares of Common Stock beneficially owned by each director, by the executive officer and by all directors and executive officers as a group, as well as the number of shares held by each holder of five percent or more of the outstanding common stock of the Company, is provided in the Company’s proxy materials for the 2007 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated herein by reference to this filing.

The following table summarizes the equity compensation plan as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security shareholders	8,250	$22.33	—

Equity compensation plans not approved by security holders	—	—	—

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management

Some of the directors and officers of the Company are at present, as in the past, customers of the Company, and the Company has had and expects to have in the future banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to directors, executive officers and their associates, as a group, at December 31, 2006 is provided in the Company’s proxy materials for the 2007 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated by reference to this filing.

There are no legal proceedings to which any director, officer, principal shareholder or associate is a party that would be material and adverse to the Company.

For more information regarding Item 407(a) of Regulation S-B, please see the Company’s proxy statement for its annual meeting of shareholders in 2007, which will be filed pursuant to schedule 14A, which is incorporated by reference to this filing.

Item 13.	Exhibits

(a)	Exhibits

3(i).	Restated Articles of Incorporation filed on the Form 10-SB 12G/A on June 22, 2004.

3(ii).	Bylaws filed on the Form 10-SB 12G on April 30, 2002.

10*	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002.

12.	Annual Report to Shareholders (Included as Item 7 in this filing)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13 a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.2	Code of Ethics/Conflict of Interest Policy For Board of Directors Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.3	Code of Ethics & Professional Conduct For All Employees Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.4	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

*	Designates a Management Contract

Item 14.	Principal Accountant Fees and Services

Information regarding services provided by our independent accountants is included in the Report of the Audit Committee, which is referenced in Item 9 and is provided in the Company’s proxy materials for the 2007 annual meeting of shareholders, which will be filed pursuant to Schedule 14A and is incorporated by reference to this filing.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 29, 2007	By:	/s/ H. Watts Steger, III
	Name:	H. Watts Steger, III
	Title:	Chairman and Chief Executive Officer

	By:	/s/ Michelle A. Alexander
	Name:	Michelle A. Alexander
	Title:	Senior Vice President and Chief Financial Officer