Form 10-Q
period 2007-03-31
BOTETOURT BANKSHARES INC
filed 2007-05-11
CIK 1172229

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

Commission File No. – 000-49787

BOTETOURT BANKSHARES, INC.

(Exact name of the registrant as specified in its charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification No.)

19747 Main Street, Buchanan, VA 24066

(Address of principal executive offices)

(540) 591-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of May 11, 2007 was 1,242,850.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item1. Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

	(Unaudited)	(Audited)
	March 31, 2007	December 31, 2006

Assets
Cash and due from banks	$8,607,222	$8,258,003
Interest-bearing deposits with banks	191,437	163,151
Federal funds sold	7,910,000	—
Investment securities available for sale	22,743,911	24,798,980
Investment securities held to maturity (fair value approximates $ 1,527,101 at March 31, 2007 and $1,525,353 at December 31, 2006)	1,539,961	1,539,933
Restricted equity securities	505,500	524,600
Loans, net of allowance for loan losses of $ 2,298,738 at March 31, 2007 and $2,502,122 at December 31, 2006	213,063,856	209,541,312
Property and equipment, net	5,602,009	5,625,914
Accrued income	1,543,216	1,513,122
Foreclosed assets	1,200,000	—
Other assets	2,306,002	2,417,302

Total assets	$265,213,114	$254,382,317

Liabilities and stockholders’ equity
Liabilities
Noninterest-bearing deposits	$34,148,591	$33,768,568
Interest-bearing deposits	204,381,169	193,460,839

Total deposits	238,529,760	227,229,407

Federal funds purchased	—	1,341,000
Accrued interest payable	1,002,778	943,449
Other liabilities	1,423,380	1,245,669

Total liabilities	240,955,918	230,759,525

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,242,850 issued and outstanding at March 31, 2007 and 1,241,750 issued and outstanding at December 31, 2006	1,242,850	1,241,750
Additional paid-in capital	1,568,684	1,546,984
Retained earnings	22,159,704	21,544,114
Accumulated other comprehensive (loss)	(714,042)	(710,056)

Total stockholders' equity	24,257,196	23,622,792

Total liabilities and stockholders' equity	$265,213,114	$254,382,317

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Three Months ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$4,289,120	$3,582,792
Federal funds sold	26,580	108,878
Investment securities:
Taxable	166,514	187,081
Exempt from federal income tax	88,796	92,798
Dividend income	11,792	9,228
Deposits with banks	2,173	2,011

Total interest income	4,584,975	3,982,788

Interest expense
Deposits	1,853,404	1,329,385
Federal funds purchased	7,224	—

Total interest expense	1,860,628	1,329,385

Net interest income	2,724,347	2,653,403

Provision for loan losses	75,000	75,000

Net interest income after provision for loan losses	2,649,347	2,578,403

Non-interest income
Service charges on deposit accounts	154,466	131,439
Mortgage origination fees	66,621	78,687
Other income	196,418	241,894

Total non-interest income	417,505	452,020

Non-interest expense
Salaries and employee benefits	1,080,282	1,088,447
Occupancy and equipment expense	214,520	208,385
Other expense	533,591	474,419

Total non-interest expense	1,828,393	1,771,251

Income before income taxes	1,238,459	1,259,172

Income tax expense	374,519	381,032

Net income	$863,940	$878,140

Basic earnings per share	$0.70	$0.71

Diluted earnings per share	$0.69	$0.71

Dividends declared per share	$0.20	$0.18

Basic weighted average shares outstanding	1,242,068	1,240,197

Diluted average shares outstanding	1,245,282	1,242,339

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$863,940	$878,140
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	153,366	143,137
Accretion of discounts on securities	(999)	(1,890)
Provision for loan losses	75,000	75,000
Deferred income taxes	30,154	(20,401)
Net realized gains on sales of assets	(450)	—
Changes in assets and liabilities:
Accrued income	(30,094)	(146,236)
Other assets	51,111	(54,562)
Accrued interest payable	59,329	40,326
Other liabilities	179,765	258,395

Net cash provided by operating activities	1,381,122	1,171,909

Cash flows from investing activities
Net increase in federal funds sold	(7,910,000)	(6,435,000)
Purchases of investment securities – held to maturity	(350,000)	(100,000)
Purchases of investment securities – available for sale	—	(1,240,000)
Purchases of restricted equity securities	—	(50,600)
Maturity of investment securities – held to maturity	350,000	270,000
Maturity of investment securities – available for sale	2,050,000	200,000
Redemption of restricted equity securities	19,100	—
Net (increase) decrease in interest-bearing deposits with banks	(28,286)	43,772
Net increase in loans	(4,797,544)	(4,597,295)
Purchases of properties and equipment	(98,976)	(48,029)

Net cash used in investing activities	(10,765,706)	(11,957,152)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	380,023	2,187,666
Net increase in interest-bearing deposits	10,920,330	6,114,087
Net decrease in federal funds purchased	(1,341,000)	—
Dividends paid	(248,350)	(223,222)
Common stock issued	22,800	7,800

Net cash used in financing activities	9,733,803	8,086,331

Net increase (decrease) in cash & cash equivalents	349,219	(2,698,912)

Cash and cash equivalents, beginning	8,258,003	8,985,579

Cash and cash equivalents, ending	$8,607,222	$6,286,667

Supplemental disclosures of cash flow information:
Interest paid	$1,801,299	$1,289,059

Income taxes paid	$—	$—

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$1,200,000	$80,000

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2007 (unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc., (the Company) was incorporated as a Virginia corporation on January 17, 1997 and is the holding company for Bank of Botetourt (the Bank). The Bank was acquired by the Company on September 30, 1997.

Bank of Botetourt was founded in 1899 and currently serves Botetourt, Roanoke, and Rockbridge Counties, Virginia and surrounding areas through eight banking offices. As an FDIC-insured, state-chartered bank, the Bank is subject to regulation by the Commonwealth of Virginia’s Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of March 31, 2007 and for the periods ended March 31, 2007 and 2006 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2006, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The balance sheet as of December 31, 2006 was extracted from the Form 10-KSB for the year ended December 31, 2006.

Interim financial performance is not necessarily indicative of performance for the full year.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no impact to its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106, to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the effect of the adoption of SFAS No. 159, but does not expect the statement to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect of the adoption of EITF 06-4, but does not expect it to have a material impact on its financial position, results of operations or cash flows. The Company has no split-dollar life insurance arrangements with any employee.

In March 2007, the FASB ratified the consensuses reached by the EITF relating to EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 established that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company has no split-dollar life insurance arrangements with any employee.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2007 was $1,800,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31:

	2007	2006
Balance, beginning	$2,502,122	$2,271,074
Provision charged to expense	75,000	75,000
Recoveries of amounts charged off	18,015	8,535
Amounts charged off	(296,399)	(63,941)

Balance, ending	$2,298,738	$2,290,668

Note 4. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31:

	2007		2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,242,068	$0.70	1,240,197	$0.71
Effect of dilutive securities	3,214	n/a	2,142	n/a

Diluted earnings per share	1,245,282	$0.69	1,242,339	$0.71

Note 5. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2007 and 2006 is as follows:

	2007	2006
Commitments to extend credit	$35,176,534	$36,922,890
Standby letters of credit	3,182,628	2,309,649

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s evaluation of the party’s creditworthiness. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

Note 6. Benefit Plans

Stock-Based Compensation

Prior to January 1, 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No.

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

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first three months of 2007 or 2006.

A summary of option activity under the Incentive Plan as of March 31, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	8,250	$22.33
Granted	—	n/a
Forfeited	—	n/a
Exercised	(1,100)	20.73

Outstanding, March 31, 2007	7,150	$22.58	33 months	$131,846

Exercisable, March 31, 2007	7,150	$22.58	33 months	$131,846

All outstanding options vested prior to January 1, 2006 therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first three months of 2007 or 2006. There was no unrecognized compensation cost at March 31, 2007 or 2006 and the adoption of SFAS No. 123R has had no affect on the financial statements.

The intrinsic value of options outstanding during the first three months of 2007 was $138,853. Cash received during the first three months of 2007 for options exercised was $22,800.

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-KSB for the year ended December 31, 2006.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31, Pension Benefits
	2007	2006
Service cost	$69,537	$68,182
Interest cost	58,707	49,806
Expected return on plan assets	(58,976)	(51,144)
Amortization of net obligation at transition	(240)	(239)
Amortization of prior service cost	382	383
Amortization of net loss	7,614	9,078

Net periodic benefit cost	$77,024	$76,066

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that no contributions were expected to be paid prior to September 30, 2007. No contributions were made in the first quarter of 2007.

Note 7. Property and Equipment

Lessee Activities

During the first quarter of 2007, the Bank signed a two year lease agreement with a third party provider of storage space. The lease contract, expiring January 2009, calls for annual lease payments totaling $6,000.

Note 8. Subsequent Events

Declaration of Cash Dividend

The Company declared a second quarter $0.20 cash dividend per common share payable on May 10, 2007 to shareholders of record on April 25, 2007.

Commitment

On April 4, 2007, the Bank signed a contract with Structures Design/Build, LLC for the construction of a branch office in Franklin County, Virginia. The estimated construction cost is $641,838. Combined with the land purchase of $400,000 for the property at LakeWatch Plantation, the total estimated project cost is $1,041,838. The project will be funded through the Bank’s retained earnings. The Company has no plans to issue additional capital stock to fund the project. The construction of the permanent full-service facility is scheduled to commence during the second quarter of 2007. The expected opening is in the fourth quarter of 2007. On April 25, 2007, the Bank received approval of its branch application from the Virginia Bureau of Financial Institutions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Critical Accounting Policy

For a discussion of the Company’s critical accounting policy, including allowance for loan losses, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Results of Operations

Net income for the quarter ended March 31, 2007 was $863,940 compared to $878,140 for the same period last year, representing a decrease of $14,200 or 1.62%. Basic earnings per share decreased $0.01 from $0.71 at March 31, 2006 to $0.70 at March 31, 2007. Diluted earnings per share decreased $0.02 from $0.71 at March 31, 2006 to $0.69 at March 31, 2007. The decrease in net income is primarily due to lower mortgage loan origination fees, lower title insurance commissions, and higher non-interest expense. Additionally, with the current interest rate environment and prolonged inverted yield curve, the Company is realizing earnings pressures from the compression of its net interest margin.

Interest-earning assets increased $13,564,082 to $248,253,403 at March 31, 2007 from $234,689,321 at March 31, 2006. Total interest income increased in the first three months of 2007 as compared to the first three months of 2006 due primarily to an increase in earning assets. Additionally, interest-bearing liabilities increased $13,789,353 to $204,381,169 at March 31, 2007 from $190,591,816 at March 31, 2006. Interest expense increased during the period due to the increase in interest-bearing deposits as well as higher interest rates paid on the deposits. Net interest income increased by $70,944 for the three months ended March 31, 2007 compared to the same time period in 2006.

The provision for loan losses was $75,000 for the three months ended March 31, 2007 and the three months ended March 31, 2006. The consistency in the provision was due to the overall strength of asset quality in the loan portfolio. Charge-offs increased during the first quarter due to the recognition of loss associated with one foreclosed credit. The Bank had previously allocated a specific reserve in anticipation of the loss. Bank management has a comprehensive loan review program, which includes a risk rating system for all loans. The allowance for loan losses is evaluated on a regular basis and represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The allowance consists of specific, general, and unallocated components. The adequacy for loan losses is determined by analysis of different loan categories. The related provision is based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate.

Non-interest income decreased by 7.64% to $417,505 for the three months ended March 31, 2007 compared to $452,020 for the three months ended March 31, 2006. The decrease is primarily attributed to a decrease in mortgage origination fees, income from title insurance commissions from the bank’s subsidiary, and income from the sales of mutual funds and annuities. The bank’s subsidiary has an investment in two title insurance companies whose commissions have decreased due to decreased mortgage lending activity coupled with more competitors offering title insurance in our market area. For the three months ended March 31, 2007, non-interest expense increased by $57,142, or 3.23% which is primarily a result of an increase in other operating expenses. As discussed in the non-performing assets section, the bank incurred expense associated with a foreclosure during the first quarter of 2007.

Financial Condition

As a result of continued overall loan demand in our operating markets, total loans increased $3,319,160 during the three months ended March 31, 2007. We funded these new loans through increased deposits. Deposits increased by $11,300,353 as a result of competitive pricing and successful deposit campaigns. Also as a result of deposit growth, the Company transitioned from a federal funds purchaser of $1,341,000 at December 31, 2006 to a federal funds seller during the first three months of 2007. Federal funds sold at March 31, 2007 was $7,910,000. Investment securities, including restricted equity securities, decreased $2,074,141 as a result of maturing investment securities and a required redemption of Federal Home Loan Bank stock. Given the inverted yield curve environment, management elected to invest primarily in overnight and shorter-term investments to ensure liquidity and generate income. Total assets increased by $10,830,797 to $265,213,114.

Stockholders’ equity totaled $24,257,196 at March 31, 2007 compared to $23,622,792 at December 31, 2006. The $634,404 increase during the period was the result of earnings for the three months combined with capital stock issued from the exercise of employee stock options, offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $1,441,975 at March 31, 2007 and $1,556,790 at December 31, 2006. Foreclosed assets consisted of one property totaling $1,200,000 at March 31, 2007. During the first quarter of 2007, the Bank recognized a charge-off on this credit in the amount of $276,000 at the time of foreclosure. The Bank had previously allocated an adequate specific reserve in the loan loss allowance in anticipation of the event. The foreclosed property is currently being marketed for sale and no additional loss is anticipated. The Bank had no foreclosed properties as of December 31, 2006. Non-accrual loans were $241,975 at March 31, 2007 and $1,556,790 at December 31, 2006. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $469,604 at March 31, 2007 compared to $1,914,440 at December 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations. By definition, Tier 1 capital is comprised of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles.

At March 31, 2007, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 11.25% compared to 11.23% at December 31, 2006. At March 31, 2007 and December 31, 2006, the Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 11.90%. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. At March 31, 2007, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.27% compared to 9.30% at December 31, 2006. At March 31, 2007, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.76% compared to 9.82% at December 31, 2006. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. Management believes, as of March 31, 2007, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at March 31, 2007. Federal fund lines available from correspondent banks totaled $17,000,000 at March 31, 2007 and December 31, 2006. No balances were outstanding on these lines at March 31, 2007 as compared to $1,341,000 at December 31, 2006. The secondary liquidity source for both short-term and long-term borrowings consists of a $9,900,000 secured line of credit from the Federal Home Loan Bank. No balance was outstanding on this line at March 31, 2007 and December 31, 2006. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on the Bank’s 1-to-4 family residential real estate loans.

The Bank uses cash and federal funds sold to meet its daily funding needs. If funding needs are met through holdings of excess cash and federal funds, then profits might be sacrificed as higher-yielding investments are foregone in the interest of liquidity. Therefore management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level.

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either reinvested in federal funds sold to fund loan demand or deposit withdrawal fluctuations or the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a portion of its investment portfolio in unpledged assets that are less than 24 months to maturity. These investments are a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

New Branch

During the first quarter of 2007, the Bank made application with the Virginia Bureau of Financial Institutions to establish a branch office in Franklin County at the 15000 block of Booker T. Washington Highway in Moneta, Virginia. The construction of the permanent full-service facility is scheduled to commence during the second quarter of 2007. The expected opening is in the fourth quarter of 2007.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The principal goals of the Company’s Asset/Liability Management Committee are to establish strategies that maintain adequate liquidity and to manage interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loan demand. Interest rate risk is the exposure to the bank’s current and future earnings and to the bank’s equity capital which can occur from dramatic and adverse movements in interest rates. This risk potential results from the possibility that rapid fluctuations in interest rates may have an adverse impact on the bank’s net earnings and its underlying net economic value.

Management must ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, in addition to cash and due from banks, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, primary liquidity sources include core deposits, the ability to increase large denomination certificates, and federal funds lines from correspondent banks. Secondary sources of liquidity include borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

Interest rate risk management seeks to balance the effects of exposure from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of schedule maturities, repayment, and contractual interest rate changes. To the extent practical, management attempts to protect the Company from wide fluctuations in its net interest income and erosion of net interest margin by creating repricing opportunities for its rate sensitive assets and liabilities portfolios.

The Company uses a number of tools to manage its interest rate risk, including static gap analysis, earnings simulation analysis, and economic value of equity (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures have limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company.

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in an increase in net interest income of $726,000, or 17.63%, while a similar decrease in rates would result in a decrease in net interest income of $1.09 million, or 26.46%. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from projected.

The economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value of equity simulation as in the earnings simulation. Management evaluates the effect on the economic value of equity from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in an increase in the adjusted leverage capital ratio of 10.22%, while a similar decrease in rates would result in a decrease in adjusted leverage capital ratio of 6.44%.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our chief executive officer and chief financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. There have not been any changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 1A.	Risk Factors

We may be affected adversely by economic conditions in our market area.

Our Company’s business is subject to fluctuations due to economic conditions generally and in its market area especially, particularly economic slowdowns that may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance. This is particularly true in the area of commercial loans to small businesses, which make up a growing part of our loan portfolio. Our Company cannot be certain when fluctuations in the economy may occur or the overall impact of the fluctuations on the profitability to the Company.

We may incur losses if we are unable to manage interest rate risk successfully.

Our Company’s profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits and the volume of loan originations in our mortgage loan centers. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our Company cannot predict with certainty or control changes in interest rates but believes that the Company’s current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

If our allowance for loan losses becomes inadequate, our results of operations may be affected adversely.

Our Company maintains an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed our current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Our Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to repay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry. We try to limit our exposure to this risk by practicing good loan underwriting and carefully monitoring our loan commitments. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

Our Company faces intense competition for both loans and deposits among banks in our market area. We also compete with non-bank financial institutions such as credit unions, insurance companies, and investment brokerage firms, some of which are subject to less extensive regulation and lower income tax rates than the Company. As a result, these non-bank competitors have advantages over us in providing certain services. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. The overall competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our profitability and the value of your investment may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

Our Company is subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Banking laws and regulations have had, and will continue to have, a significant impact on the financial services industry. These regulations are intended to protect consumers, depositors, and the banking system, not our shareholders. The interpretation and application of legislation by federal and state regulators are beyond our control and may affect the Company’s lending practices, capital structure, investment practices, dividend policy, and many other aspects of our business. The rapid and unpredictable change in legislation can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations.

Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions. For example, the cost associated with being a public company is proportionately higher for small companies like us due to the requirements of the Sarbanes-Oxley Act and other securities law. We expect to experience increasing compliance costs, including costs related to internal controls and auditor costs, as a result of the Sarbanes-Oxley Act. The regulations are expected to be applicable to us for our fiscal year ending December 31, 2007. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Changes in accounting standards could materially impact the Company’s financial statements

From time to time, the Financial Accounting Standards Board (“the FASB”) and the Public Company Accounting Oversight Board (“the PCAOB”) change the accounting and reporting standards that govern the preparation of the Company’s financial statements. The changes in accounting principles, policies and guidelines are hard to predict, as is the impact of adopting such changes on the Company’s financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: May 11, 2007
	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: May 11, 2007	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer