Form 10-Q
period 2007-06-30
BOTETOURT BANKSHARES INC
filed 2007-08-10
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

Commission File No. – 000-49787

BOTETOURT BANKSHARES, INC.

(Exact name of the registrant as specified in its charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification No.)

19747 Main Street, Buchanan, VA 24066

(Address of principal executive offices)

(540) 591-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of August 9, 2007 was 1,242,850.

Botetourt Bankshares, Inc.

Form 10-Q

Index

Part I Financial Information

Part I. Financial Information

Item 1.	Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

	(Unaudited) June 30, 2007	(Audited) December 31, 2006
Assets
Cash and due from banks	$6,914,128	$8,258,003
Interest-bearing deposits with banks	200,826	163,151
Federal funds sold	12,123,000	—
Investment securities available for sale	22,630,264	24,798,980
Investment securities held to maturity (fair value approximates $1,436,427 at June 30, 2007 and $1,525,353 at December 31, 2006)	1,450,000	1,539,933
Restricted equity securities	505,500	524,600
Loans, net of allowance for loan losses of $2,387,897 at June 30, 2007 and $2,502,122 at December 31, 2006	216,703,340	209,541,312
Property and equipment, net	6,056,023	5,625,914
Accrued income	1,513,734	1,513,122
Foreclosed assets	1,075,000	—
Other assets	2,585,130	2,417,302

Total assets	$271,756,945	$254,382,317

Liabilities and stockholders’ equity
Liabilities
Noninterest-bearing deposits	$33,833,725	$33,768,568
Interest-bearing deposits	210,410,834	193,460,839

Total deposits	244,244,559	227,229,407
Federal funds purchased	—	1,341,000
Accrued interest payable	1,275,853	943,449
Other liabilities	1,443,433	1,245,669

Total liabilities	246,963,845	230,759,525

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,242,850 issued and outstanding at June 30, 2007 and 1,241,750 issued and outstanding at December 31, 2006	1,242,850	1,241,750
Additional paid-in capital	1,568,684	1,546,984
Retained earnings	22,771,495	21,544,114
Accumulated other comprehensive (loss)	(789,929)	(710,056)

Total stockholders’ equity	24,793,100	23,622,792

Total liabilities and stockholders’ equity	$271,756,945	$254,382,317

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Six and Three Months ended June 30, 2007 and 2006 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans and fees on loans	$8,667,243	$7,368,557	$4,378,123	$3,785,765
Federal funds sold	150,312	258,480	123,732	149,602
Investment securities:
Taxable	319,443	388,504	152,929	201,423
Exempt from federal income tax	177,342	186,110	88,546	93,312
Dividend income	23,415	19,317	11,623	10,089
Deposits with banks	4,702	6,253	2,529	4,242

Total interest income	9,342,457	8,227,221	4,757,482	4,244,433

Interest expense
Deposits	3,846,983	2,824,402	1,993,579	1,495,017
Federal funds purchased	7,224	—	—	—

Total interest expense	3,854,207	2,824,402	1,993,579	1,495,017

Net interest income	5,488,250	5,402,819	2,763,903	2,749,416
Provision for loan losses	150,000	150,000	75,000	75,000

Net interest income after provision	5,338,250	5,252,819	2,688,903	2,674,416

Non-interest income
Service charges on deposit accounts	331,911	279,398	177,445	147,959
Mortgage origination fees	122,049	143,895	55,428	65,208
Other income	409,602	485,628	213,184	243,734

Total non-interest income	863,562	908,921	446,057	456,901

Non-interest expense
Salaries and employee benefits	2,156,339	2,141,366	1,076,057	1,052,919
Occupancy and equipment expense	452,708	435,006	238,188	226,621
Other expense	1,097,503	930,191	563,912	455,772

Total non-interest expense	3,706,550	3,506,563	1,878,157	1,735,312

Income before income taxes	2,495,262	2,655,177	1,256,803	1,396,005
Income tax expense	770,961	822,182	396,442	441,150

Net income	$1,724,301	$1,832,995	$860,361	$954,855

Basic earnings per share	$1.39	$1.48	$0.69	$0.77

Diluted earnings per share	$1.38	$1.48	$0.69	$0.77

Dividends declared per share	$0.40	$0.36	$0.20	$0.18

Basic weighted average shares outstanding	1,242,461	1,240,395	1,242,850	1,240,592

Diluted average shares outstanding	1,245,735	1,242,816	1,246,181	1,243,266

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2007 and 2006 (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,724,301	$1,832,995
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	312,135	291,368
Accretion of discounts on securities	(2,371)	(3,935)
Provision for loan losses	150,000	150,000
Deferred income taxes	60,739	(30,609)
Net realized gains on sales of assets	(3,200)	—
Changes in assets and liabilities:
Accrued income	(612)	(222,330)
Other assets	(289,059)	(199,594)
Accrued interest payable	332,404	130,881
Other liabilities	238,912	130,217

Net cash provided by operating activities	2,523,249	2,078,993

Cash flows from investing activities
Net increase in federal funds sold	(12,123,000)	(10,472,000)
Purchases of investment securities – held to maturity	(650,000)	(200,000)
Purchases of investment securities – available for sale	(1,500,000)	(3,338,359)
Purchases of restricted equity securities	—	(50,600)
Maturity of investment securities – held to maturity	740,000	470,000
Maturity of investment securities – available for sale	3,550,000	1,950,000
Redemption of restricted equity securities	19,100	—
Net (increase) decrease in interest-bearing deposits with banks	(37,675)	33,752
Net increase in loans	(8,512,028)	(9,054,502)
Purchases of properties and equipment	(678,553)	(106,021)
Proceeds from sales of foreclosed assets	125,000	—

Net cash used in investing activities	(19,067,156)	(20,767,730)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	65,157	5,135,931
Net increase in interest-bearing deposits	16,949,995	12,054,278
Net decrease in federal funds purchased	(1,341,000)	—
Dividends paid	(496,920)	(446,516)
Common stock issued	22,800	20,212

Net cash provided by financing activities	15,200,032	16,763,905

Net decrease in cash & cash equivalents	(1,343,875)	(1,924,832)
Cash and cash equivalents, beginning	8,258,003	8,985,579

Cash and cash equivalents, ending	$6,914,128	$7,060,747

Supplemental disclosures of cash flow information:
Interest paid	$3,521,803	$2,693,521

Income taxes paid	$603,750	$773,400

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$1,200,000	$80,000

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2007 (unaudited)

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

The consolidated financial statements as of June 30, 2007 and for the periods ended June 30, 2007 and 2006 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2006, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The balance sheet as of December 31, 2006 was extracted from the Form 10-KSB for the year ended December 31, 2006.

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

Accounting Change

In December 1986, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (SFAS No. 91). SFAS No. 91 amends SFAS No. 13, 60, 65 and rescinds SFAS No. 17. As permitted, the Company adopted and prospectively applied the provisions of SFAS No. 91 for lending transactions entered into and commitments granted on or after June 22, 2007. Accordingly, loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the loan using the effective interest method. Certain loan categories with no stated maturity date are amortized over the estimated life of the loan. Fees related to stand-by letters of credit are recognized on a straight-line basis over the commitment period.

Before adoption of SFAS No. 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those and commitments were recognized in noninterest expense in the period incurred. As a result of adopting SFAS No. 91, at June 30, 2007, the Company deferred net loan costs of $4,275 that would have otherwise been reflected as expense, thereby increasing 2007 net income by $2,822. As of June 30, 2007, approximately $215,551,656 or 99.5% of loans included in the Company’s financial statements were accounted for under the prior policy. The initial application of SFAS No. 91 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

On May 2, 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The issuance provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance should be applied upon the initial adoption of Interpretation 48 or retrospectively if the enterprise has already adopted Interpretation 48. The position will have no material impact on the Company’s financial position, results of operations or cash flows.

On June 14, 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” to provide guidance on how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Retrospective application to previously issued financial statements is prohibited. The Company does not expect this issue to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of June 30, 2007 was $1,800,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30:

	2007	2006
Balance, beginning	$2,502,122	$2,271,074
Provision charged to expense	150,000	150,000
Recoveries of amounts charged off	85,052	20,762
Amounts charged off	(349,277)	(93,121)

Balance, ending	$2,387,897	$2,348,715

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following is a reconciliation of basic and diluted earnings per share for the six months ended June 30:

	2007		2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,242,461	$1.39	1,240,395	$1.48
Effect of dilutive securities	3,274	n/a	2,421	n/a

Diluted earnings per share	1,245,735	$1.38	1,242,816	$1.48

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2007 and 2006 is as follows:

	2007	2006
Commitments to extend credit	$34,864,470	$37,570,232
Standby letters of credit	5,094,395	2,681,162

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

Commitment for Land Purchase

On May 30, 2007, the Bank signed a contract with Team Hollins Investments, LLC, for the purchase of a parcel of land in Roanoke County, Virginia. The contract purchase price is $700,000. A deposit of $20,000 was made at contract signing with the remaining $680,000 balance due at closing. The anticipated closing is fourth quarter of 2007. The project will be funded through the Bank’s retained earnings. The Company has no plans to issue additional capital stock to fund the project. The intended purpose of the land purchase is for the future location of a full-service branch facility. No construction plans or commencement date has been established.

Note 6. Benefit Plans

Stock-Based Compensation

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

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first six months of 2007 or 2006. A summary of option activity under the Incentive Plan as of June 30, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	8,250	$22.33
Granted	—	n/a
Forfeited	—	n/a
Exercised	(1,100)	20.73

Outstanding, June 30, 2007	7,150	$22.58	30 months	$136,351

Exercisable, June 30, 2007	7,150	$22.58	30 months	$136,351

All outstanding options vested prior to January 1, 2006 therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first six months of 2007 or 2006.

The intrinsic value of options outstanding during the first six months of 2007 was $146,003. Cash received during the first six months of 2007 for options exercised was $22,800.

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-KSB for the year ended December 31, 2006.

Components of Net Periodic Benefit Cost

	Six Months Ended June 30, Pension Benefits
	2006	2007
Service cost	$139,074	$136,364
Interest cost	117,414	99,613
Expected return on plan assets	(117,952)	(102,287)
Amortization of net obligation at transition	(480)	(479)
Amortization of prior service cost	764	765
Amortization of net loss	15,228	18,156

Net periodic benefit cost	$154,048	$152,132

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that no contributions were expected to be paid prior to September 30, 2007. No contributions were made in the first six months of 2007.

Note 7. Property and Equipment

During the second quarter the Bank settled two transactions for the purchases of land. On June 6, 2007, Bank of Botetourt acquired 0.013 acres of land, adjacent to the Loan Administration Center, in Botetourt County, Virginia for the amount of $5,071. On June 14, 2007, Bank of Botetourt closed on its land purchase contract, in the amount of $401,845, with LakeWatch Plantation, LLC for the establishment of a branch office in Franklin County, Virginia, near Smith Mountain Lake. Including the land purchase, the total estimated project cost is $1,041,838. The Bank has received approval for the branch from our regulators, the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation.

Note 8. Subsequent Events

Declaration of Cash Dividend

On July 25, 2007, the Company declared a second quarter $0.20 cash dividend per common share payable on August 10, 2007 to shareholders of record on July 25, 2007.

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

Results of Operations

Net income for the six months ended June 30, 2007 was $1,724,301 compared to $1,832,995 for the same period last year, representing a decrease of $108,694 or 5.93%. Basic earnings per share decreased $0.09 from $1.48 at June 30, 2006 to $1.39 at June 30, 2007. Diluted earnings per share decreased $0.10 from $1.48 at June 30, 2006 to $1.38 at June 30, 2007. The decrease in net income is primarily due to lower mortgage loan origination fees, lower title insurance commissions, and higher non-interest expense. Additionally, with the current interest rate environment and prolonged inverted to flat yield curve, whereby the markets are predicting long-term interest rates to be below or equal to short-term rates, the Company is realizing earnings pressures from the narrowing of its net interest margin.

Interest-earning assets increased $12,827,590 from $243,173,237 at June 30, 2006 to $256,000,827 at June 30, 2007. Total interest income increased in the first six months of 2007 as compared to the first six months of 2006 due primarily to an increase in interest earning assets. Additionally, interest-bearing liabilities increased $13,878,827 to $210,410,834 at June 30, 2007 from $196,532,007 at June 30, 2006. Interest expense increased due to an increase in interest bearing deposits and deposit liabilities repricing at higher interest rates. The increases in total interest income and interest expense resulted in a net increase of $85,431 to net interest income for the six months ended June 30, 2007 compared to the same time period in 2006. The Company is experiencing a compression in net interest margin due primarily to a relatively flat yield curve and intense competition for deposits. The FOMC ended a period of seventeen consecutive interest rate increases in May 2006 causing a leveling of interest income in our rate sensitive loan portfolio while interest expense on deposits has continued to increase due to significant competition in our markets. The combination of these factors has resulted in a lower net interest margin.

Bank management has a comprehensive loan review program, which includes a risk rating system for all loans. The allowance for loan losses is evaluated on a regular basis and represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The allowance consists of specific, general, and unallocated components. The adequacy for loan losses is determined by analyses of different loan categories. The related provision is based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate. The provision for credit losses was $150,000 for the six months ended June 30, 2007 and the six months ended June 30, 2006. The consistency in the provision was due to the overall strength of asset quality in the loan portfolio. While charge-offs have increased the first six months of 2007 compared to the same time period of 2006, the increase is primarily attributable to one foreclosed credit. The Bank had previously allocated a specific reserve in anticipation of the loss. A partial recovery was recognized during the second quarter on this credit from the proceeds of the sale of a portion of collateral securing the loan.

Non-interest income decreased by 4.99% to $863,562 for the six months ended June 30, 2007 compared to $908,921 for the six months ended June 30, 2006. The decrease is attributed to a decrease in mortgage origination fees, a decrease in income from title insurance commissions from the bank’s subsidiary, and reduced income from the sales of mutual funds and annuities. The bank’s subsidiary has an investment in two title insurance companies whose commissions are dependent on the mortgage lending function, which has experienced a slowdown in the first six months of 2007. Also, continued competition from additional title insurance agencies in the Company’s market has reduced income from title insurance commissions. For the six months ended June 30, 2007, non-interest expense increased by $199,987, or 5.70% which is primarily a result of an increase in audit and other professional services associated with the normal course of business, expenses associated with the foreclosed property discussed in the non-performing assets section, as well as an increase in salaries, employee benefits, and occupancy expense associated with continuing growth of the Company.

Net income for the three months ended June 30, 2007 was $860,361 compared to $954,855 for the same period last year, representing a decrease of $94,494 or 9.90%. Both basic and diluted earnings per share decreased $0.08 from $0.77 at June 30, 2006 to $0.69 at June 30, 2007. The decrease in net income is attributable to the adverse impact of a narrowing net interest margin and a decrease in non-interest income. Total interest income increased during the three month period compared to the same three month period in 2006 due primarily to an increase in earning assets. Interest expense increased during the three month period compared to the same three month period of 2006 due to interest bearing deposit growth and deposit liabilities repricing at higher interest rates. Net interest income increased by $14,487 in the three months ended June 30, 2007 as compared to the same period in 2006.

The provision for credit losses was $75,000 for the quarter ended June 30, 2007 and the quarter ended June 30, 2006. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income decreased by $10,844 or 2.37% for the three months ended June 30, 2007 compared to the same quarter in the previous year. The decrease is primarily attributed to a decrease in mortgage origination fees, a decrease in income from title insurance commissions from the bank’s subsidiary, and reduced income from the sales of mutual funds and annuities. Non-interest expense for the three months ended June 30, 2007 increased by $142,845 or 8.23% over the same quarter in the previous year. The increase is primarily a result of an increase in other operating expenses, including audit and other professional services, combined with an increase in personnel expense and occupancy expense associated with the continuing growth of the Company.

As discussed in the notes to the consolidated financial statements, the Company adopted SFAS No. 91 as of June 22, 2007, which requires loan origination fees and costs to be deferred and recognized over the life of the loan as an adjustment to yield. The initial adoption resulted in deferred net loan costs of $4,275 thereby increasing net income by $2,822, an immaterial impact on the Company’s results from operations.

Financial Condition

As a result of continued overall loan demand in our operating markets, total loans increased $7,047,803 during the six months ended June 30, 2007. We funded these new loans through increased deposits. Deposits increased by $17,015,152 due to competitive pricing and successful deposit campaigns. As a result of this deposit growth, the Company transitioned from a federal funds purchaser of $1,341,000 at December 31, 2006 to a federal funds seller during the first six months of 2007. Federal funds sold at June 30, 2007 was $12,123,000. Investment securities, including restricted equity securities decreased $2,277,749 as a result of maturing investment securities and a required redemption of Federal Home Loan Bank stock. Given the current interest rate environment, management elected to invest primarily in overnight and shorter-term investments. Total assets increased by $17,374,628 to $271,756,945 from December 31, 2006 to June 30, 2007.

Stockholders’ equity totaled $24,793,100 at June 30, 2007 compared to $23,622,792 at December 31, 2006. The $1,170,308 increase during the period was the result of earnings for the six months combined with capital stock issued from the exercise of employee stock options, offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $1,255,842 at June 30, 2007 and $1,556,790 at December 31, 2006. Foreclosed assets consisted of one property totaling $1,075,000 at June 30, 2007. During the first quarter of 2007, the Bank recognized a charge-off on this credit in the amount of $276,000 at the time of foreclosure. The Bank had previously allocated an adequate specific reserve in the loan loss allowance in anticipation of the foreclosure. During the second quarter 2007, a fixture on the property was sold reducing the foreclosed asset by $125,000. Additionally, a partial recovery was recognized during the period from the proceeds of the sale of a portion of additional collateral securing the loan. The foreclosed property is being marketed for sale actively, and no additional loss is anticipated. The Bank had no foreclosed properties as of December 31, 2006. Non-accrual loans were $180,842 at June 30, 2007 and $1,556,790 at December 31, 2006. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $406,991 at June 30, 2007 compared to $1,914,440 at December 31, 2006. The reduction in the impaired loans balance is due to the foreclosure of the aforementioned property.

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

At June 30, 2007, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 11.36% compared to 11.23% at December 31, 2006. At June 30, 2007, the Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 12.00% compared to 11.90% at December 31, 2006. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. At June 30, 2007, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.10% compared to 9.30% at December 31, 2006. At June 30, 2007, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.57% compared to 9.82% at December 31, 2006. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. Management believes, as of June 30, 2007, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at June 30, 2007. Federal fund lines available from correspondent banks totaled $17,000,000 at June 30, 2007 and December 31, 2006. No balances were outstanding on these lines at June 30, 2007 compared to $1,341,000 at December 31, 2006. The secondary liquidity source for both short-term and long-term borrowings consists of a $9,900,000 secured line of credit from the Federal Home Loan Bank. No balance was outstanding on this line at June 30, 2007 or December 31, 2006. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on the Bank’s 1-to-4 family residential real estate loans.

The Bank uses cash and federal funds sold to meet its daily funding needs. If funding needs are met through holdings of excess cash and federal funds, then profits might be sacrificed as higher-yielding investments are foregone in the interest of liquidity. However, the current flat yield curve interest rate environment provides minimal profit incentive for purchasing longer-term investments. Therefore management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level.

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

New Branch

During the second quarter of 2007, the Bank received regulatory approval from the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation to establish a branch office in Franklin County, Virginia at the 15000 block of Booker T. Washington Highway in Moneta, Virginia. The construction of the facility has commenced with the expected completion and opening in the fourth quarter of 2007.

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

The Company uses a number of tools to manage its interest rate risk, including static gap analysis, earnings simulation analysis, and economic value of equity (net present value estimation). Each of the models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures have limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate exposure of the Company.

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in an increase in net interest income of $819,000, or 18.63%, while a similar decrease in rates would result in a decrease in net interest income of $1.24 million, or 28.20%. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ materially from projected.

The economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value of equity simulation as in the earnings simulation. Management evaluates the effect on the economic value of equity from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in an increase in the adjusted leverage capital ratio of 10.06%, while a similar decrease in rates would result in a decrease in adjusted leverage capital ratio of 6.39%.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject.

Item 1A.	Risk Factors

The Company’s risk factors are described below. There are no material changes to the risk factors previously disclosed by the Company’s on Form 10-Q for the quarter ended March 31, 2007, as filed with the Commission on May 11, 2007.

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

Botetourt Bankshares, Inc. held its annual shareholders’ meeting on Wednesday, May 16, 2007, at 2:30 p.m. at the Buchanan Theatre on Main Street in Buchanan, Virginia. The matters voted upon were an amendment to the Company’s Articles of Incorporation to increase indemnification of directors, eliminate preemptive rights, and provide for supermajority voting in certain circumstances, the election of Class I directors for a three year term, and any other business that properly came before the meeting, or any adjournment thereof. The vote is summarized as follows.

1.	The vote on an amendment to the Company’s Articles of Incorporation to increase indemnification of directors, eliminate preemptive rights, and provide for supermajority voting in certain circumstances passed with 81.3% affirmative vote.

Share Vote
In favor of the amendment	1,010,285
Opposed the amendment	16,245
Abstained from voting	23,531
Absent/Non-Affirmative	192,789

2.	Election of directors

Class I Director Name	Shares Voted FOR	Shares WITHHELD
D. Bruce Patterson	1,085,194	1,000
F. Lindsey Stinnett	1,085,994	200
John B. Williamson, III	1,085,994	200

3.	No other business came before the meeting requiring a vote.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date:	August 9, 2007	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date:	August 9, 2007	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer