Form 10-Q
period 2007-09-30
BOTETOURT BANKSHARES INC
filed 2007-11-09
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

Commission File No. – 000-49787

BOTETOURT BANKSHARES, INC.

(Exact name of the registrant as specified in its charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification No.)

19747 Main Street, Buchanan, VA 24066

(Address of principal executive offices)

(540) 591-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of November 9, 2007 was 1,242,850.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item 1.	Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

	(Unaudited) September 30, 2007	(Audited) December 31, 2006
Assets
Cash and due from banks	$7,223,346	$8,258,003
Interest-bearing deposits with banks	210,334	163,151
Federal funds sold	10,685,000	—
Investment securities available for sale	21,537,080	24,798,980
Investment securities held to maturity (fair value approximates $ 1,345,866 at September 30, 2007 and $1,525,353 at December 31, 2006)	1,350,000	1,539,933
Restricted equity securities	505,500	524,600
Loans, net of allowance for loan losses of $ 2,302,695 at September 30, 2007 and $2,502,122 at December 31, 2006	226,870,406	209,541,312
Property and equipment, net	6,458,748	5,625,914
Accrued income	1,587,034	1,513,122
Foreclosed assets	1,475,000	—
Other assets	2,519,505	2,417,302

Total assets	$280,421,953	$254,382,317

Liabilities and stockholders’ equity
Liabilities
Noninterest-bearing deposits	$35,769,770	$33,768,568
Interest-bearing deposits	216,348,216	193,460,839

Total deposits	252,117,986	227,229,407

Federal funds purchased	—	1,341,000
Accrued interest payable	1,249,142	943,449
Other liabilities	1,505,662	1,245,669

Total liabilities	254,872,790	230,759,525

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,242,850 issued and outstanding at September 30, 2007 and 1,241,750 issued and outstanding at December 31, 2006	1,242,850	1,241,750
Additional paid-in capital	1,568,684	1,546,984
Retained earnings	23,358,700	21,544,114
Accumulated other comprehensive (loss)	(621,071)	(710,056)

Total stockholders' equity	25,549,163	23,622,792

Total liabilities and stockholders' equity	$280,421,953	$254,382,317

See Accompanying Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Nine and Three Months ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans and fees on loans	$13,003,632	$11,267,219	$4,336,389	$3,898,662
Federal funds sold	298,406	337,588	148,094	79,108
Investment securities:
Taxable	479,993	596,575	160,550	208,071
Exempt from federal income tax	261,196	279,003	83,854	92,893
Dividend income	35,640	30,677	12,225	11,360
Deposits with banks	7,427	9,696	2,725	3,443

Total interest income	14,086,294	12,520,758	4,743,837	4,293,537

Interest expense
Deposits	5,951,602	4,391,710	2,104,619	1,567,308
Federal funds purchased	7,224	7,322	—	7,322

Total interest expense	5,958,826	4,399,032	2,104,619	1,574,630

Net interest income	8,127,468	8,121,726	2,639,218	2,718,907

Provision for loan losses	250,000	225,000	100,000	75,000

Net interest income after provision	7,877,468	7,896,726	2,539,218	2,643,907

Non-interest income
Service charges on deposit accounts	473,912	439,179	142,001	159,781
Mortgage origination fees	179,082	237,562	57,033	93,667
Other income	622,849	687,800	213,247	202,172

Total non-interest income	1,275,843	1,364,541	412,281	455,620

Non-interest expense
Salaries and employee benefits	3,126,640	3,166,189	970,301	1,024,823
Occupancy and equipment expense	663,578	682,562	210,870	247,556
Foreclosed assets, net	35,988	711	4,444	—
Other expense	1,602,459	1,532,917	536,500	603,437

Total non-interest expense	5,428,665	5,382,379	1,722,115	1,875,816

Income before income taxes	3,724,646	3,878,888	1,229,384	1,223,711
Income tax expense	1,164,570	1,205,260	393,609	383,078

Net income	$2,560,076	$2,673,628	$835,775	$840,633

Basic earnings per share	$2.06	$2.16	$0.67	$0.68

Diluted earnings per share	$2.05	$2.15	$0.67	$0.68

Dividends declared per share	$0.60	$0.54	$0.20	$0.18

Basic weighted average shares outstanding	1,242,592	1,240,565	1,242,850	1,240,900

Diluted average shares outstanding	1,245,843	1,243,942	1,246,057	1,243,208

See Accompanying Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$2,560,076	$2,673,628
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	475,975	446,379
Accretion of discounts on securities	(3,342)	(5,945)
Provision for loan losses	250,000	225,000
Deferred income taxes	123,318	(25,870)
Net realized gains on sales of assets	(2,796)	(9,011)
Changes in assets and liabilities:
Accrued income	(73,912)	(294,614)
Other assets	(319,717)	(170,503)
Accrued interest payable	305,693	263,432
Other liabilities	214,153	144,677

Net cash provided by operating activities	3,529,448	3,247,173

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(10,685,000)	6,752,000
Purchases of investment securities – held to maturity	(850,000)	(200,000)
Purchases of investment securities – available for sale	(2,500,000)	(4,026,292)
Purchases of restricted equity securities	—	(50,600)
Maturity of investment securities – held to maturity	1,040,000	470,000
Maturity of investment securities – available for sale	5,900,000	3,950,000
Redemption of restricted equity securities	19,100	—
Net (increase) decrease in interest-bearing deposits with banks	(47,183)	137,593
Net increase in loans	(19,179,094)	(19,933,364)
Purchases of properties and equipment	(1,211,967)	(220,450)
Proceeds from sales of property and equipment	150	9,011
Proceeds from sales of foreclosed assets	125,000	—

Net cash used in investing activities	(27,388,994)	(13,112,102)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	2,001,202	4,582,175
Net increase in interest-bearing deposits	22,887,377	2,321,265
Net increase (decrease) in federal funds purchased	(1,341,000)	1,679,000
Dividends paid	(745,490)	(669,878)
Common stock issued	22,800	20,212

Net cash provided by financing activities	22,824,889	7,932,774

Net increase (decrease) in cash & cash equivalents	(1,034,657)	(1,932,155)
Cash and cash equivalents, beginning	8,258,003	8,985,579

Cash and cash equivalents, ending	$7,223,346	$7,053,424

Supplemental disclosures of cash flow information:
Interest paid	$5,653,133	$4,135,600

Income taxes paid	$981,500	$1,249,070

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$1,600,000	$80,000

See Accompanying Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2007 (unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc., (the Company) was incorporated as a Virginia corporation on January 17, 1997 and is the holding company for Bank of Botetourt (the Bank). The Bank was acquired by the Company on September 30, 1997.

Bank of Botetourt was founded in 1899 and currently serves Botetourt, Roanoke, and Rockbridge Counties, Virginia and surrounding areas through eight banking offices. As an FDIC-insured, state-chartered bank, the Bank is subject to regulation by the Commonwealth of Virginia’s Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is subject to supervision by the Federal Reserve.

The consolidated financial statements as of September 30, 2007 and for the periods ended September 30, 2007 and 2006 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2006, included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The balance sheet as of December 31, 2006 was extracted from the audited financial statements included in Form 10-KSB for the year ended December 31, 2006.

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

Accounting Change

The Company adopted and prospectively applied the provisions of Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (SFAS No. 91) for lending transactions entered into and commitments granted on or after June 22, 2007. Accordingly, loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual life of the loan. Certain loan categories with no stated maturity date are amortized over the estimated life of the loan.

Before adoption of SFAS No. 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those loans and commitments were recognized in noninterest expense in the period incurred. As a result of adopting SFAS No. 91, at September 30, 2007, the Company deferred net loan fees of $51,376 that would have otherwise been reflected as income, thereby decreasing 2007 net income by $33,908. As of September 30, 2007, approximately $189,772,777 or 82.9% of loans included in the Company’s financial statements were accounted for under the prior policy. The initial application of SFAS No. 91 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” and in 2007 FIN 48-1 Definition of Settlement in FASB Interpretation No. 48-1. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no impact to its financial position, results of operations or cash flows. The Company’s tax filings for years ended 2003 through 2005 are currently open to audit under statutes of limitations by the Internal Revenue Service and the Virginia Department of Taxation.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of September 30, 2007 was $1,800,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30:

	2007	2006
Balance, beginning	$2,502,122	$2,271,074
Provision charged to expense	250,000	225,000
Recoveries of amounts charged off	93,889	30,845
Amounts charged off	(543,316)	(134,287)

Balance, ending	$2,302,695	$2,392,632

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following is a reconciliation of basic and diluted earnings per share for the nine months ended September 30:

	2007		2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,242,592	$2.06	1,240,565	$2.16
Effect of dilutive securities	3,251	0.01	3,377	0.01

Diluted earnings per share	1,245,843	$2.05	1,243,942	$2.15

The following is a reconciliation of basic and diluted earnings per share for the three months ended September 30:

	2007		2006
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,242,850	$0.67	1,240,900	$0.68
Effect of dilutive securities	3,207	—	2,308	—

Diluted earnings per share	1,246,057	$0.67	1,243,208	$0.68

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2007 and 2006 is as follows:

	2007	2006
Commitments to extend credit	$36,739,555	$36,904,909
Standby letters of credit	5,567,012	2,645,341

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

Commitment for Land Purchase

During 2007, the Bank signed a contract with Team Hollins Investments, LLC, for the purchase of a parcel of land in Roanoke County, Virginia. The contract purchase price is $700,000. A deposit of $20,000 was made at contract signing with the remaining $680,000 balance due at closing. The anticipated closing is fourth quarter of 2007. The project will be funded through the Bank’s operating cash with no plans to issue additional capital stock. The intended purpose of the land purchase is for the future location of a full-service branch facility. No construction plans or commencement date has been established.

Note 6. Benefit Plans

Stock-Based Compensation

The Company adopted the 1999 Incentive Stock Option Plan (Incentive Plan) for certain employees which reserves up to 10,000 shares. Under the terms of the Incentive Plan, option exercise price shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of the fair market value of the stock on the date of the grant. Options granted under the Incentive Plan expire no more than 10 years from date of grant and may not be exercised for six months after the date of the grant.

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first nine months of 2007 or 2006. A summary of option activity under the Incentive Plan as of September 30, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	8,250	$22.33
Granted	—	n/a
Forfeited	—	n/a
Exercised	(1,100)	20.73

Outstanding, September 30, 2007	7,150	$22.58	27 months	$146,003

Exercisable, September 30, 2007	7,150	$22.58	27 months	$146,003

All outstanding options vested prior to January 1, 2006 therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first nine months of 2007 or 2006.

The total intrinsic value of options exercised during the first nine months of 2007 was $19,000. Cash received during the first nine months of 2007 for options exercised was $22,800.

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-KSB for the year ended December 31, 2006.

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30, Pension Benefits
	2007	2006
Service cost	$208,611	$204,545
Interest cost	176,121	149,419
Expected return on plan assets	(176,928)	(153,431)
Amortization of net obligation at transition	(720)	(718)
Amortization of prior service cost	1,146	1,147
Amortization of net loss	22,842	27,235

Net periodic benefit cost	$231,072	$228,197

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that no contributions were expected to be paid prior to September 30, 2007. No contributions were made in the first nine months of 2007.

Note 7. Subsequent Events

Declaration of Cash Dividend

On October 24, 2007, the Company declared a third quarter $0.20 cash dividend per common share payable on November 10, 2007 to shareholders of record on October 24, 2007.

Commitment for Purchase

The Bank entered into a contract, dated November 7, 2007, with Planters Bank and Trust Company of Virginia for the purchase of a bank building located at 9 Lloyd Tolley Road in Natural Bridge Station, Virginia. The contract purchase price is $400,000. A deposit of $10,000 was made at contract signing with the remaining $390,000 balance due at closing. The anticipated closing is fourth quarter 2007. The project will be funded through the Bank’s operating cash with no plans to issue additional capital stock. The intended purpose of the site acquisition is for the future location of a full-service branch facility. Pending regulatory application and approval, the anticipated opening date is first quarter 2008.

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

Results of Operations

Net income for the nine months ended September 30, 2007 was $2,560,076 compared to $2,673,628 for the same period last year, representing a decrease of $113,552 or 4.25%. Basic earnings per share decreased $0.10 from $2.16 at September 30, 2006 to $2.06 at September 30, 2007. Diluted earnings per share decreased $0.10 from $2.15 at September 30, 2006 to $2.05 at September 30, 2007. The decrease in net income is primarily due to lower mortgage loan origination fees, lower title insurance commissions, and slightly higher provision for loan losses.

Interest-earning assets increased $27,845,652 from $235,615,363 at September 30, 2006 to $263,461,015 at September 30, 2007. Total interest income increased in the first nine months of 2007 as compared to the first nine months of 2006 due primarily to an increase in interest earning assets. Additionally, interest-bearing liabilities increased $29,549,222 to $216,348,216 at September 30, 2007 from $186,798,994 at September 30, 2006. Interest expense increased due to an increase in interest bearing deposits and deposit liabilities repricing at higher interest rates due to competitive pricing. The increases in total interest income and interest expense resulted in a net increase of $5,742 to net interest income for the nine months ended September 30, 2007 compared to the same time period in 2006. The Company is experiencing a compression in net interest margin due primarily to a relatively flat yield curve and intense competition for deposits. The combination of these factors has resulted in a lower net interest margin. During the third quarter, the Federal Open Market Committee lowered the federal funds target rate by 50 basis points, placing additional pressure on net interest margin due to our Company’s asset-sensitive gap position.

The Bank has a comprehensive loan review program, which includes a risk rating system for all loans. The allowance for loan losses is evaluated on a regular basis and represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The allowance consists of specific, general, and unallocated components. The adequacy for loan losses is determined by analyses of different loan categories. The related provision is based upon management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrowers, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate at September 30, 2007. The provision for credit losses was $250,000 for the nine months ended September 30, 2007 and $225,000 for the nine months ended September 30, 2006. The consistency in the provision was due to the overall strength of asset quality in the loan portfolio. While charge-offs have increased during the first nine months of 2007 compared to the same time period of 2006, the increase is primarily attributable to one foreclosed credit and to one business failure. The Bank had previously allocated a specific reserve in anticipation of these two losses.

Non-interest income decreased by 6.50% to $1,275,843 for the nine months ended September 30, 2007 compared to $1,364,541 for the nine months ended September 30, 2006. The decrease is attributed primarily to a decrease in mortgage origination fees and a decrease in income from title insurance commissions from the bank’s subsidiary. The bank’s subsidiary has an investment in two title insurance companies whose commissions are dependent on the mortgage lending function, which has experienced a slowdown in the first nine months of 2007. Also, continued competition from additional title insurance agencies in the Company’s market has reduced income from title insurance commissions. For the nine months ended September 30, 2007, non-interest expense increased by $46,286, or 0.86% which is primarily a result of an increase in audit and other professional services associated with the normal course of business, and in addition, expenses associated with the foreclosed properties discussed in the non-performing assets section.

Net income for the three months ended September 30, 2007 was $835,775 compared to $840,633 for the same period last year, representing a decrease of $4,858 or 0.58%. Both basic and diluted earnings per share decreased $0.01 from $0.68 at September 30, 2006 to $0.67 at September 30, 2007. The decrease in net income is attributable to the adverse impact of a narrowing net interest margin and a decrease in non-interest income. Total interest income increased during the three month period compared to the same three month period in 2006 due primarily to an increase in earning assets. Interest expense increased during the three month period compared to the same three month period of 2006 due to interest bearing deposit growth and deposit liabilities repricing at higher interest rates. Net interest income decreased by $79,689 in the three months ended September 30, 2007 as compared to the same period in 2006.

The provision for credit losses was $100,000 for the three months ended September 30, 2007 and $75,000 for the three months ended September 30, 2006. Management evaluates the reasonableness of the allowance for loan losses on a quarterly basis and believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income decreased by $43,339 or 9.51% for the three months ended September 30, 2007 compared to the same quarter in the previous year. The decrease is primarily attributed to a decrease in mortgage origination fees and a decrease in income from title insurance commissions from the bank’s subsidiary. Non-interest expense for the three months ended September 30, 2007 decreased by $153,701 or 8.19% over the same quarter in the previous year. The decrease is primarily a result of a decrease in occupancy and equipment expense, other operating expenses including lower costs associated with purchases of general office supplies, programming services, and other professional services combined with a slight decrease in salaries and employee benefits expense.

As discussed in the notes to the consolidated financial statements, effective June 22, 2007, the Company adopted SFAS No. 91, which requires loan origination fees and costs to be deferred and recognized over the life of the loan as an adjustment to yield. The adoption has resulted in deferred net loan fees of $51,376 thereby decreasing net income by $33,908.

Financial Condition

As a result of continued overall loan demand in our operating markets, total loans increased $17,129,667 during the nine months ended September 30, 2007. We funded these new loans through increased deposits. Deposits increased by $24,888,579 due to competitive pricing and successful deposit campaigns. As a result of this deposit growth, the Company transitioned from a federal funds purchaser of $1,341,000 at December 31, 2006 to a federal funds seller during the first nine months of 2007. Federal funds sold as of September 30, 2007 was $10,685,000. Investment securities, including restricted equity securities decreased $3,470,933 as a result of maturing investment securities and a required redemption of Federal Home Loan Bank stock. Given the current interest rate environment, management elected to invest primarily in overnight and shorter-term investments. Total assets increased by $26,039,636 to $280,421,953 from December 31, 2006 to September 30, 2007.

Stockholders’ equity totaled $25,549,163 at September 30, 2007 compared to $23,622,792 at December 31, 2006. The $1,926,371 increase during the period was the result of earnings for the nine months combined with capital stock issued from the exercise of employee stock options and an increase in the market value of securities that are classified as available for sale offset by dividends paid for the period.

Non-Performing Assets

Non-accrual loans were $84,241 at September 30, 2007 and $1,556,790 at December 31, 2006. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $282,239 at September 30, 2007 compared to $1,914,440 at December 31, 2006. Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $1,559,241 at September 30, 2007 and $1,556,790 at December 31, 2006. Foreclosed assets consisted of two properties totaling $1,475,000 at September 30, 2007. During the first quarter of 2007, the Bank recognized a loss on the first foreclosed property in the amount of $276,000 at the time of foreclosure. The Bank had previously allocated a specific reserve in the loan loss allowance in anticipation of the foreclosure. During the second quarter 2007, a fixture on the property was sold reducing the foreclosed asset by $125,000. Additionally, a recovery was recognized during the second quarter from the proceeds of the sale of a portion of additional collateral securing the original loan. During the third quarter, the Bank recognized a charge-off of $31,169 at the time of foreclosure on the second foreclosed property. Both foreclosed properties are being marketed for sale actively, and no additional loss is anticipated. The Bank had no foreclosed properties as of December 31, 2006.

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

At September 30, 2007, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 11.04% compared to 11.23% at December 31, 2006. At September 30, 2007, the Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 11.64% compared to 11.90% at December 31, 2006. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. At September 30, 2007, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.99% compared to 9.30% at December 31, 2006. At September 30, 2007, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.45% compared to 9.82% at December 31, 2006. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. Management believes, as of September 30, 2007, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at September 30, 2007 compared to December 31, 2006. Federal fund lines available from correspondent banks totaled $17,000,000 at September 30, 2007 and December 31, 2006. No balances were outstanding on these lines at September 30, 2007 compared to $1,341,000 at December 31, 2006. The secondary liquidity source for both short-term and long-term borrowings consists of a $9,900,000 secured line of credit from the Federal Home Loan Bank. No balance was outstanding on this line at September 30, 2007 or December 31, 2006. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on the Bank’s 1-to-4 family residential real estate loans.

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

New Branch

During 2007 the Bank received regulatory approval from the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation to establish a branch office in Franklin County, Virginia at 51 Firstwatch Drive in Moneta, Virginia. The facility, with a total estimated cost of $1,070,615 is expected to be completed and opened in the fourth quarter of 2007.

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

The principal goals of the Company’s Asset/Liability Management Committee are to establish strategies that maintain adequate liquidity and to manage interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loan demand without significant loss. Interest rate risk is the exposure to the bank’s current and future earnings and to the bank’s equity capital which can occur from dramatic and adverse movements in interest rates. This risk potential results from the possibility that rapid fluctuations in interest rates may have an adverse impact on the bank’s net earnings and its underlying net economic value.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in an increase in net interest income of $727,000, or 18.41%, while a similar decrease in rates would result in a decrease in net interest income of $1.17 million, or 29.49% which is within the range of acceptable risk tolerance as established by the Company’s Board of Directors. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ materially from projected.

The economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value of equity simulation as in the earnings simulation discussed above. Management evaluates the effect on the economic value of equity from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in an adjusted leverage capital ratio of 9.79%, while a similar decrease in rates would result in an adjusted leverage capital ratio of 6.41%.

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

Our Company is subject to extensive supervision by several governmental regulatory agencies at both federal and state levels. Banking laws and regulations have had, and will continue to have, a significant impact on the financial services industry. These regulations are intended to protect consumers, depositors, and the banking system, not our shareholders. The interpretation and application of legislation by federal and state regulators are beyond our control and may affect the Company’s lending practices, capital structure, investment practices, dividend policy, and many other aspects of our business. The rapid and unpredictable change in legislation can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations.

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

Botetourt Bankshares, Inc.

Date:November 9, 2007	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer