Form 10-K
period 2007-12-31
BOTETOURT BANKSHARES INC
filed 2008-03-27
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49787

BOTETOURT BANKSHARES, INC.

(Exact Name of Issuer as Specified in Its Charter)

Virginia	54-1867438
(State of Incorporation)	(I.R.S. Employer Identification Number)

19747 Main Street Buchanan, Virginia	24066
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 591-5000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,015,449 shares) computed by reference to the closing price of such stock was $43,664,307 as of June 30, 2007.

The number of shares of outstanding common stock of the issuer as of March 27, 2008 is 1,244,925.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 31, 2008 to be delivered to shareholders in connection with the annual meeting of stockholders to be held May 14, 2008, are incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

Botetourt Bankshares, Inc.

Form 10-K

December 31, 2007

PART I

Item 1.	Business

General

Botetourt Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on January 17, 1997 and is the one-bank holding company for and sole shareholder of Bank of Botetourt (the “Bank”). The Bank was acquired by the Company on September 30, 1997. The Company has no significant operations other than owning the stock of the Bank.

Bank of Botetourt was founded in 1899 and currently operates ten offices in four counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s operations center is located in Buchanan and the Bank’s loan administration center is located in Troutville. The Roanoke County offices are located on Challenger Avenue in east Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County offices are located in Lexington, Fairfield, and Natural Bridge Station. The Franklin County office is located at First Watch Drive in Moneta.

Location and Service Area

A substantial portion of the Company’s market is located in the larger Roanoke Valley Metropolitan Statistical Area (MSA). This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and relatively modest governmental employment. The Roanoke MSA is the commercial center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northeast of Charlotte, North Carolina, 178 miles southeast of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Virginia Western Community College, Roanoke College, Hollins University, Jefferson College of Health Sciences, National College, ECPI College of Technology, Dabney S. Lancaster Community College, Virginia Military Institute, Washington and Lee University, and Southern Virginia University are located in Bank of Botetourt’s market areas. The Roanoke Higher Education Center along with Greenfield Education & Training Center, located in Botetourt County, makes higher education and workforce training assessable in the region. Virginia Tech and Radford University are each a 45-minute drive away. Virginia Tech and Carilion have announced plans to create a jointly operated private medical school, located in downtown Roanoke, adjacent to Carilion Roanoke Memorial Hospital.

The population in the Roanoke MSA was estimated at 295,050 at year-end 2006 and projected to be 302,200 by 2010. The Roanoke MSA’s recent growth has been slower than that in other key Virginia markets, according to the Virginia Employment Commission. The Roanoke MSA had an unemployment rate of 3.4% in December 2007, compared with 3.3% for Virginia and 4.8% nationally.

Over 6,500 businesses operate in the Roanoke MSA. The business community in the Roanoke MSA is diverse. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, health care and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers, although they do not directly affect the Company’s performance, since these employers are not close to the Bank’s current branch locations. Other large employers include Norfolk Southern Corporation, Wachovia Corporation, The Kroger Co., General Electric Co., Advance Stores Company, Inc., ITT Night Vision and American Electric Power. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include Mohawk Carpet, local school districts, Dynax America Corporation, Roanoke Cement Company, JTEKT Corporation (formerly Koyo Steering Systems of USA, Inc.), Virginia Forge, and Gala Industries.

Banking Services

The Bank operates for the primary purpose of providing an adequate return to our shareholders while safely meeting the banking needs of individuals and small to medium sized businesses in the Bank’s service area and developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans. Other Bank services include safe deposit boxes, notary public, Medallion signature guarantees, consumer online banking and bill payment, cash management services through business online banking, VISA Travel Money cards, wire transfers, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate proprietary automated teller machines and offer surcharge free ATMs at Sheetz locations and by participating in the No Sur program. We also offer VISA credit and debit card services.

The Bank’s primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses. The Bank does not provide trust services. Buchanan Service Corporation, a subsidiary of Bank of Botetourt, provides non-traditional banking services for customers of the Bank, including insurance services, title insurance services, and investment brokerage services.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 91.27% of the earning assets of the Bank at December 31, 2007 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Management Loan Committee for approval. The Management Loan Committee is composed of the President, Vice President—Credit Administration, and senior commercial lending officers. Any aggregate credit that exceeds the authority of the Management Loan Committee is forwarded to the Loan Committee which is composed of the Bank Chairman and CEO, President, Chief Risk Officer, the Vice President—Credit Administration, all commercial loan officers, and three outside directors. All aggregate credits that exceed the Loan Committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The Loan Committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2007 the Bank had 28.33% of the loan portfolio in single and multi-family housing, 30.71% in non-farm, non-residential loans, 4.19% in farm related real estate loans and 18.96% in real estate construction and land development loans. The Bank’s loan portfolio also includes commercial and agricultural production loans totaling 11.03% of the portfolio at year-end 2007.

Consumer loans make up approximately 5.39% of the total loan portfolio at December 31, 2007. Consumer loans include loans for household expenditures, car loans and other loans to individuals, including credit cards. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base. Other loans and leases, including loans to municipalities, amounted to 1.39%.

All loans in the Bank’s portfolio are subject to risk from the condition of the economy in the Bank’s area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. The Bank does not engage in sub-prime lending activities, a current issue facing the banking and mortgage industries. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and cash flow, including the ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not critically affected by downturns in the economy.

Investments

The Bank invests a portion of its assets in U.S. Treasury issues, Government-sponsored enterprises, state, county and municipal obligations, and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loans or to offset fluctuations in deposits. The Bank does not engage in any hedging activities.

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 78.30% of the Bank’s total deposits at December 31, 2007. Certificates of deposit in denominations of $100,000 or more represented the remaining 21.70% of deposits at year end. At December 31, 2007 the Bank had no brokered deposits.

Company Website and SEC Filings

The Company maintains an internet website at www.bankofbotetourt.com. This website contains information relating to the Company and its business. Stockholders of the Company and the public may access the Company’s periodic and current reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, through the “Shareholder Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. This information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Employees

At December 31, 2007, the Company had 87 full time and 10 part time employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

The Company competes by relying upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions, like the Bank, tend to compete primarily by a combination of rate and personal service.

Currently, in Botetourt County, the Company competes with six other commercial banks that operate 14 branches in the county. In the Federal Deposit Insurance Corporation’s Summary of Deposits for June 30, 2007, the Company held 40.23% of the deposits in Botetourt County, which represents the largest market share of all financial institutions. The Company held 14.43% of the market share of Rockbridge County and 4.22% of the market share of Roanoke County. The Company did not have a presence in Franklin County at the June 30, 2007 measurement date.

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

General

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. It comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. Compliance with this complex legislation and with subsequent Securities and Exchange Commission rules has since been a major focus of all public corporations in the United States, including the Company. Among the many significant provisions of the Sarbanes-Oxley Act, Section 404 and related Securities and Exchange Commission rules created increased scrutiny by internal and external auditors of our systems of internal controls over financial reporting. While management expects the Company to continue incurring additional expenses in complying with the requirements of the Sarbanes-Oxley Act, it anticipates that those expenses will not have a material effect on the Company’s results of operations or financial condition.

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

The Gramm-Leach-Bliley Act (the “GLBA”) was enacted in November 1999 and broadly rewrote financial services legislation. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. Subject to restrictions, the GLBA permits financial holding companies to directly engage in a broader range of activities than are permissible for a bank holding company. These include underwriting insurance, providing investment advice and underwriting securities, among others.

In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries (i.e., banks and thrifts) must be well capitalized and well managed, and must have a satisfactory Community Reinvestment Act (“CRA”) rating. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve.

The Company meets all of the requirements to become a financial holding company, but currently has not made an election with the Federal Reserve to become a financial holding company.

As a state-chartered bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (“Bureau”). The Bank, not a member bank of the Federal Reserve System, is also subject to regulation, supervision and examination by the Federal Deposit

Insurance Corporation (“FDIC”). Federal and Virginia laws also govern the activities in which the Bank may engage, the investments that it may make and limit the aggregate amount of loans that may be granted to one borrower to 15% of the bank’s capital and surplus. Various consumer and compliance laws and regulations also affect the Bank’s operations.

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

The Federal Deposit Insurance Reform Act of 2005 made certain changes to this federal deposit insurance program. This Act merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) and increased retirement account coverage per depositor from a maximum of $100,000 to $250,000. It also provides inflationary adjustments above the current $100,000 coverage for deposit insurance on all other accounts beginning in 2010.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

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

The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of banks and other insured institutions. The Federal Deposit Insurance Act requires that the federal banking agencies establish five capital levels for insured depository institutions. The category levels are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” It also requires or permits such agencies to take certain supervisory actions should an insured institution’s capital level fall. For example, an “adequately capitalized” institution is restricted from accepting brokered deposits. An “undercapitalized” or “significantly undercapitalized” institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the Federal banking agencies to deal with undercapitalized institutions. Both the Company and the Bank are “well capitalized” under FDIC guidelines.

Laws restrict the interest and charges which the Bank may impose for certain loans. The Bank’s loan operations also are subject to certain federal laws, such as the Truth in Lending Act, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. The deposit operations of the Bank also are subject to the Truth in Savings Act, the Right to Financial Privacy Act, the Electronic Funds Transfer Act and Regulation E, the Expedited Funds Availability Act and Regulation CC, and the Bank Secrecy Act. These and other similar laws result in significant costs to financial institutions and create the potential for liability to customers and regulatory authorities.

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

In October 2001, the USA PATRIOT Act was enacted to facilitate information sharing among entities within the government and financial institutions to combat terrorist activities and to expose money laundering. The USA PATRIOT Act is considered a significant piece of banking law with regard to disclosure of information related to certain customer transactions. Financial institutions are permitted to share information with one another, after notifying the United States Department of the Treasury, in order to better identify and report to the federal government activities that may involve terrorist activities or money laundering. Under the USA PATRIOT Act financial institutions are obligated to establish anti-money laundering programs, including the development of a customer identification program and to review all customers against any list of the government that contains the names of known or suspected terrorists. The USA PATRIOT Act does not have a material or adverse impact on the Bank’s products or service, but compliance with this Act creates additional cost of compliance and a reporting obligation.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. Virtually all of the cash revenues of the Company results from dividends paid to the Company by the Bank. Under Virginia law, a Virginia chartered bank may not declare a dividend in excess of its retained earnings. As a Virginia corporation, the Bank may not declare a dividend if, after the dividend, it cannot pay its debts as they become due or its assets would exceed its liabilities. A bank may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized”, as defined in regulations of the FDIC. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.

Community Reinvestment

The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-to-moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Company strives to meet the credit needs of all aspects of its market, consistent with safe and sound banking practices. Bank of Botetourt holds an outstanding rating, as publicly disclosed in its most recent CRA examination report issued by the FDIC.

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

Economic and Monetary Polices

The Company’s operations are affected not only by general local economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

The current economic environment is one of moderate inflationary pressures, with core Consumer Price Index (CPI) at 2.6%, which is slightly above the Federal Reserve’s implicit monetary policy target. In 2007, economic activity continued to expand at a pace acceptable to the Federal Reserve. The housing sector is currently at a slow-down pace and there is global financial market turbulence stemming from U.S. sub-prime mortgage defaults. These issues have had limited adverse impact on the overall health of the economy. Current expectations call for additional interest rate cuts. The prolonged inverted to flat yield curve has placed pressures on net interest margins, which has adversely impacted the industry’s earnings. Anticipated interest rate reductions will continue the short-term adverse impact to the banking industry’s net income. However, a more normal sloping yield curve, the intended result of the Federal Reserve’s actions, should ultimately benefit the overall banking industry, including our Company.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company and the Bank are headquartered in the Main Office at 19747 Main Street, Buchanan, Virginia. In addition, the Bank owns and operates retail banking offices in Virginia located at 670 Roanoke Road in Daleville, 58 Railroad Avenue in Eagle Rock, 5462 Lee Highway in Troutville, 3801 Challenger Avenue and 3130 Peters Creek Road in Roanoke, 65 East Midland Trail in Lexington, 5905 North Lee Highway in Fairfield, 51 First Watch Drive in Moneta, and 9 Lloyd Tolley Road in Natural Bridge Station. The Bank owns additional facilities which are utilized for its Operations Center at 19800 Main Street in Buchanan, and its Loan Administration Center at 21 Stoney Battery Road in Troutville. The Company also owns a parcel of land in the Hollins area of Roanoke County, Virginia. The intended purpose of the land purchase is for the future location of a full-service branch facility. No construction plans or commencement date has been established. The Bank owns all of its properties and considers them adequate.

Item 3.	Legal Proceedings

In the normal course of business the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Company’s shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the NASDAQ Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2007 to December 31, 2007, the selling price of shares of Common Stock ranged from $32.35 to $46.00. There may, however, have been other transactions at other prices not known to the Company. As of March 3, 2008, there were approximately 865 record holders of Common Stock.

Market Price

	High	Low
2006:
1st Quarter	30.05	28.25
2nd Quarter	33.00	27.00
3rd Quarter	34.00	31.00
4th Quarter	49.00	35.00

2007:
1st Quarter	46.00	36.75
2nd Quarter	45.00	38.00
3rd Quarter	43.00	39.00
4th Quarter	43.00	32.35

Dividends Declared

2006
January	0.18
April	0.18
July	0.18
October	0.18

2007
January	0.20
April	0.20
July	0.20
October	0.20

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

The following table summarizes the equity compensation plan as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security shareholders	6,700	$22.75	—
Equity compensation plans not approved by security holders	—	—	—

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement Regarding Forward-Looking Statements

Certain information in this report may include “forward-looking statements” as defined by federal securities law. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. Although the Company believes that its assumptions regarding these forward-looking statements are based on reasonable assumptions, actual results could differ materially. The forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Changes in general local and national economic and business conditions in the Company’s market area, including downturns in certain industries

•	Competitive pressures limiting the ability to continue to attract low cost core deposits to fund asset growth

•	Changes in interest rates and the management of interest rate risk

•	Demand for banking services, both lending and deposit products, in our market area

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values

•	Attraction and retention of key personnel, including the Company’s management team

•	Technology

•	Changes in banking laws and the regulatory climate of the Company

•	Changes in accounting principles, policies, and guidelines

These risks and inherent uncertainties should be considered in evaluating forward-looking statements contain in this report. We caution readers not to place undue reliance of those statements, which are specific as of the date of the report.

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating Botetourt Bankshares, Inc.’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

Botetourt Bankshares, Inc., the parent company of Bank of Botetourt, currently operates ten offices in four counties of Virginia. The main office is in Buchanan, with other Botetourt County office locations in Daleville, Eagle Rock and Troutville. The Bank’s operations center is located in Buchanan and the loan administration center is located in Troutville. The Roanoke County offices are located on Challenger Avenue in eastern Roanoke County and on Peters Creek Road in north Roanoke County. The Rockbridge County offices are located at East Midland Trail in Lexington and North Lee Highway in Fairfield. During the fourth quarter of 2007, Bank of Botetourt entered into a contract, dated November 7, 2007, with Planters Bank and Trust Company of Virginia for the purchase of a bank building located at 9 Lloyd Tolley Road in Natural Bridge Station, the Bank’s third location in Rockbridge County. Regulatory approval for the branch application was received during the first quarter of 2008. The branch office opened February 8, 2008. The Franklin County office is located at First Watch Drive in Moneta. Buchanan Service Corporation, a subsidiary of Bank of Botetourt, provides non-traditional banking services for customers of the Company, including insurance services, title insurance services, and investment brokerage services.

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

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in this Annual Report for the year ended December 31, 2007 contain a summary of its significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to this area critical.

Results of Operations

Earnings decreased by 3.37% in 2007 to $3.4 million compared to $3.5 million for 2006 and $3.2 million for 2005. Return on average assets was 1.24% in 2007, 1.41% in 2006, and 1.43% in 2005. Our return on assets compares favorably to members of our peer group which were 0.93% in 2007, 1.10% in 2006, and 1.13% in 2005. Our peer group includes all insured dometic commercial banks having assets between $100 million and $300 million in a metropolitan area with three or more full service offices. During 2007, 2006 and 2005, revenues from the Bank of Botetourt represented greater than 99% of Botetourt Bankshares, Inc.’s total revenues.

The total assets of Botetourt Bankshares, Inc. grew to $279.6 million in 2007 from $254.4 million in 2006, a 9.91% increase. Average equity to average assets demonstrates the Company’s strong capital position with a ratio of 9.21% at December 31, 2007. Our capital position continues to be in line with our peer group’s average of 9.60%.

Capital Resources

Management plans to continue increasing market share by expanding to contiguous markets using earnings from operations to fund the Company’s growth. In 2008, a planned site study of the acquired parcel on land in Roanoke County, Virginia will commence. The intended purpose of the site is for the future location of a full-service branch facility. No construction plans or commencement date has been established. Management of Botetourt Bankshares, Inc. has no plans to raise capital to fund this expansion.

Table 1. Net Interest Income and Average Balances (thousands)

	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost(2)	Average Balance	Interest Income/ Expense	Yield/ Cost(2)	Average Balance	Interest Income/ Expense	Yield/ Cost(2)
Interest-earning assets:
Deposit with banks	$199	$10	5.03%	$242	$12	4.96%	$188	$5	2.66%
Taxable investment securities	14,622	625	4.27%	20,216	787	3.89%	16,587	569	3.43%
Nontaxable investment securities	9,150	396	4.33%	9,636	415	4.31%	9,440	405	4.29%
Federal funds sold	7,663	379	4.95%	6,996	340	4.86%	4,534	159	3.51%
Loans, net(1)	220,001	17,584	7.99%	194,081	15,401	7.94%	175,862	12,743	7.25%

Total interest-earning assets	251,635	18,994		231,171	16,955		206,611	13,881

Yield on average interest-earning assets			7.55%			7.33%			6.72%

Noninterest-earning assets:
Cash and due from banks	7,089			6,540			8,404
Property and equipment	6,186			5,694			5,825
Interest receivable and other	5,796			3,935			3,670

Total noninterest-earning assets	19,071			16,169			17,899

Total assets	$270,706			$247,340			$224,510

Interest-bearing liabilities:
Demand deposits	$20,777	40	0.19%	$20,812	30	0.14%	$21,885	22	0.10%
Savings and money markets	34,300	560	1.63%	37,237	514	1.38%	38,453	289	0.75%
Time deposits	154,446	7,464	4.83%	130,355	5,504	4.22%	112,043	3,742	3.34%
Other borrowings	154	9	5.84%	648	36	5.56%	544	17	3.13%

Total interest-bearing liabilities	209,677	8,073		189,052	6,084		172,925	4,070

Cost on average interest- bearing liabilities			3.85%			3.22%			2.35%

Noninterest-bearing liabilities
Demand deposits	33,348			34,030			29,992
Interest payable and other	2,746			1,354			1,016

Total noninterest-bearing liabilities	36,094			35,384			31,008

Total liabilities	245,771			224,436			203,933
Stockholders’ equity	24,935			22,904			20,577

Total liabilities and stockholders’ equity	$270,706			$247,340			$224,510

Net interest income		$10,921			$10,871			$9,811

Net yield on interest-earning assets			4.34%			4.70%			4.75%

(1)	Average loan balances include nonaccrual loans and are net of loan loss reserve.

(2)	The amounts are not adjusted for tax equivalent yield on tax-exempt investments.

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

Net interest income was $10.9 million in both 2007 and 2006 and $9.8 million in 2005. The stable net interest income was the result of comparable growth in earning assets and interest bearing liabilities with increases in interest expense resulting from an increasing interest rate environment. Net interest margin was adversely impacted by the rising cost of time deposits, due to a flat to inverted yield curve during a majority of 2007, which increased short-term rates at a more rapid than normal pace. Ongoing competition for deposits and loans continue to compress net margins. Additional factors influencing net interest margin include aggressive pricing and competition from unregulated organizations. The net interest margin for 2007 decreased by 36 basis points to 4.34% compared to 4.70% for 2006 and decreased by 41 basis points from 4.75% for 2005. The effects of changes in volumes and rates on net interest income in 2007 compared to 2006, and 2006 compared to 2005 are shown in Table 2.

Interest income for 2007 increased by $2.0 million to $19.0 million from $17.0 million in 2006. Interest income in 2005 totaled $13.9 million. The increase in interest income in 2007 from 2006 and in 2006 over 2005 were both the result of an increase in loan volume and a rising interest rate environment.

Interest expense increased in 2007 by $2.0 million to $8.1 million from $6.1 million in 2006. The increase in 2007 from 2006 as well as the increase in 2006 from 2005 was due to both growth in interest-bearing deposits and higher interest rates paid on deposits. Interest paid on time deposits, which make up the largest portion of interest-bearing deposits, increased $1,960,000, or 35.6%, from 2006 to 2007. The average rate paid on time deposits increased 61 basis points to 4.83% in 2007 from 4.22% in 2006.

Table 2. Rate/Volume Variance Analysis (thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Interest Income/ Expense Variance	Variance Attributed To		Interest Income/ Expense Variance	Variance Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets:
Deposits in other banks	$(2)	$—	$(2)	$7	$5	$2
Taxable investment securities	(162)	89	(251)	218	83	135
Nontaxable investment securities	(19)	2	(21)	10	2	8
Federal funds sold	39	6	33	181	75	106
Loans	2,183	112	2,071	2,658	1,272	1,386

Total	2,039	209	1,830	3,074	1,437	1,637

Interest-bearing liabilities:
Demand deposits	10	10	—	8	9	(1)
Savings deposits	46	81	(35)	225	234	(9)
Time deposits	1,960	860	1,100	1,762	1089	673
Other borrowings	(27)	2	(29)	19	15	4

Total	1,989	953	1,036	2,014	1,347	667

Net interest income	$50	$(744)	$794	$1,060	$90	$970

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

(2)	Balances of nonaccrual loans have been included in average loan balances.

Interest Rate Sensitivity

One of the principal goals of the Bank’s asset and liability management strategy is to manage interest rate risk. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rates changes.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 3 shows the sensitivity of the Bank’s balance sheet on December 31, 2007. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2007, the Bank appeared to be asset-sensitive with earning assets exceeding interest-bearing liabilities subject to changes in interest rates. Included in the interest-bearing liabilities subject to interest rate changes within three months are a portion of NOW accounts, money market accounts, and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits. A larger portion of these accounts are included in the thirteen to sixty month time period due to the fact that they are not considered as interest rate sensitive as other deposit liabilities. The Bank appears to be liability-sensitive in the four to twelve month time horizon and asset-sensitive in the thirteen to sixty month time horizon.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. All banks have interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources such as deposits. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched. The following table shows the sensitivity of the Company’s balance sheet at the date indicated, but is not necessarily indicative of the position on other dates.

Table 3. Interest Rate Sensitivity (thousands)

	December 31, 2007 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earnings assets:
Loans	$80,793	$43,617	$93,917	$19,353	$237,680
Investments	935	5,180	10,991	4,581	21,687
Interest-bearing deposits with banks	220	—	—	—	220
Federal funds sold	—	—	—	—	—

Total	$81,948	$48,797	$104,908	$23,934	$259,587

Interest-bearing deposits:
NOW accounts	$3,537	$—	$10,611	$—	$14,148
Money market	13,301	—	8,264	—	21,565
Savings	9,748	—	9,749	—	19,497
Certificates of deposit	27,085	78,416	54,952	—	160,453
Federal funds purchased	2,134	—	—	—	2,134

Total	$55,805	$78,416	$83,576	$—	$217,797

Interest sensitivity gap	$26,143	$(29,619)	$21,332	$23,934	$41,790
Cumulative interest sensitivity gap	$26,143	$(3,476)	$17,856	$41,790	$41,790
Ratio of sensitivity gap to total earning assets	10.07%	(11.41)%	8.22%	9.22%	16.10%
Cumulative ratio of sensitivity gap to total earning assets	10.07%	(1.34)%	6.88%	16.10%	16.10%

The Bank has established risk measures, limits, and policy guidelines for managing our overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with senior management’s Asset/Liability Committee, with oversight by the board of directors. Management seeks to balance the earnings potential and interest rate risk position, and are within stated Bank policy tolerance parameters at December 31, 2007.

On a quarterly basis, the ALM position is measured using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate positive and negative 100, 200 and 300 basis point change in market interest rates. The model also incorporates management’s forecasts for balance sheet growth, noninterest income, noninterest expense, and dividends payments. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, the model simulation is intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

The model also estimates interest sensitivity by performing similar shocks to the balance sheet’s market value of equity. Known as economic value of equity, this measurement generally considered a good additional measurement of long-term interest sensitivity.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on a growing deposit account base including charges for insufficient funds items and fees charged for nondeposit services such as safe deposit box rental fees. Mortgage loan origination fees and title insurance commissions also are a significant source of the Company’s noninterest income. In 2007 and 2006, mortgage origination fees and title insurance commissions decreased due to a decline in residential real estate loan activity and increased competition in the title insurance sector. Noninterest income totaled $1.678 million in 2007, a decrease of $116,000 from the $1.794 million recorded in 2006. Noninterest income in 2005 totaled $1.918 million. Primary sources of noninterest income for the past three years are summarized in Table 4.

Table 4. Sources of Noninterest Income (thousands)

	2007	2006	2005
Service charges on deposit accounts	$927	$887	$859
Other service charges and fees	193	191	179
Mortgage origination fees	245	340	407
Title insurance commissions	106	181	225
Safe deposit box rent	20	20	20
Gain on the sale of securities	—	—	7
Other income	187	175	221

Total noninterest income	$1,678	$1,794	$1,918

Noninterest Expense

Noninterest expense for 2007 increased by $100,000 or 1.4% to $7.4 million. Noninterest expense in 2006 was $7.3 million and $6.6 million in 2005 (see Table 5). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 58.9% in 2007, 57.8% in 2006 and 56.5% in 2005.

Personnel expense, including salaries, wages, and employee benefits is the primary noninterest expense of the Company. There was a slight decrease in total personnel expense in 2007. The increase in employee benefits expense is primarily due to the increase in health benefit costs for employees, which are provided by the Company. Expenses related to foreclosed assets increased in 2007 due to expenses associated with other real estate acquired in 2007. Table 5 provides a further breakdown of noninterest expense for the past three years.

Table 5. Noninterest Expense (thousands)

	2007	2006	2005
Salaries & wages	$3,133	$3,210	$2,872
Employee benefits	1,091	1,029	942

Total personnel expense	4,224	4,239	3,814
Occupancy expense	414	413	391
Furniture & equipment	639	691	570
Printing & supplies	135	124	123
FDIC deposit insurance	27	27	26
Professional services	152	132	102
Postage	94	87	81
Telephone	136	132	124
Courier fees	61	55	51
Education & seminars	36	53	41
Travel expense	36	34	27
Director fees and expense	93	92	91
Advertising and public relations	178	188	143
Insurance	37	42	48
Capital stock tax	173	157	140
Outside services	219	183	164
Foreclosed assets, net	55	3	37
Other operating expense	706	663	652

Total noninterest expense	$7,415	$7,315	$6,625

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

Income tax expense (substantially all Federal) was $1.5 million in 2007, $1.6 million in 2006 and $1.4 million in 2005 representing 31.6%, 31.1% and 31.0% of income before income taxes, respectively. Tax expense decreased $23,748 or 1.5% from 2006 to 2007 as a result of slightly lower earnings.

The Bank’s deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for loan losses, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

At December 31, 2007, the Company had a net deferred income tax asset of approximately $522,000, which was included in other assets, compared to a net deferred income tax asset of $735,000 at December 31, 2006 which also was included in other assets. The deferred income tax asset in 2007 consisted primarily of a deferred tax benefit of a $604,000 temporary difference in provision for loan losses and a $203,000 temporary difference in defined benefit plan offset by a $225,000 temporary difference in depreciation and a $167,000 temporary difference in accrued pension cost.

Earning Assets

Average earning assets increased $20.5 million in 2007 from the 2006 average of $231.1 million. Total average earning assets represented 93.0% and 93.5% of total average assets in 2007 and 2006, respectively. The percent mix of average earning assets changed in 2007 with increases in average loans and federal funds sold. Average non-earning assets increased in 2007 as a result of higher cash requirements, additional premises and equipment for branch expansion, and an increase in other assets, primarily due to an increase in foreclosed properties. A summary of average assets for the past three years is shown in Table 6.

Table 6. Average Asset Mix (thousands)

	2007		2006		2005
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$220,001	81.3%	$194,081	78.5%	$175,862	$78.3%
Investment securities	23,772	8.8%	29,852	12.1%	26,027	11.6%
Federal funds sold	7,663	2.8%	6,996	2.8%	4,534	2.0%
Deposits in other banks	199	0.1%	242	0.1%	188	0.1%

Total earning assets	251,635	93.0%	231,171	93.5%	206,611	92.0%

Nonearning assets:
Cash and due from banks	7,089	2.6%	6,540	2.6%	8,404	3.8%
Premises and equipment	6,186	2.3%	5,694	2.3%	5,825	2.6%
Other assets	5,796	2.1%	3,935	1.6%	3,670	1.6%

Total nonearning assets	19,071	7.0%	16,169	6.5%	17,899	8.0%

Total assets	$270,706	100.0%	$247,340	100.0%	$224,510	100.0%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income. Management of the investment portfolio has always been conservative with virtually all investments in U.S. Treasury, Government-sponsored enterprises, and state and local bond issues. All securities are high quality. Management views the investment portfolio as a secondary source of income. Adjustments are sometimes necessary in the portfolio to provide an adequate source of liquidity that can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 7 presents the investment portfolio at the end of 2007 by major types of investments and maturity ranges. The Other category represents one equity security with a cost basis of $1 and fair market value of $321,000.

At December 31, 2007, the market value of the investment portfolio was $22.01 million, representing a $383,000 unrealized appreciation above amortized cost. This compared to a market value of $26.32 million and a $141,000 unrealized appreciation above amortized cost a year earlier.

Table 7. Investment Securities—Category Schedule (thousands)

	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Government-sponsored enterprises and Treasuries	$12,334	$12,340	$16,530	$16,292	$20,076	$19,701
States and political subdivisions	9,292	9,348	9,403	9,301	9,388	9,394
Other	—	321	250	731	250	632

Total	$21,626	$22,009	$26,183	$26,324	$29,714	$29,727

Investment Securities—Maturities and Yields Schedule (thousands)

December 31, 2007

	Amortized Cost Due
	In One Year or Less	After One Through Five Yrs.	After Five Through Ten Years	After Ten Years	Total	Fair Value
Investment securities:
Government-sponsored enterprises and Treasuries	$5,685	$5,349	$1,300	$—	$12,334	$12,340
State and political subs.	430	5,615	2,893	354	9,292	9,348
Other	—	—	—	—	—	321

Total	$6,115	$10,964	$4,193	$354	$21,626	$22,009

Weighted average yields:(1)
Government-sponsored enterprises and Treasuries	3.97%	4.46%	5.67%	—%
States and political subs.	6.77%	5.57%	5.28%	5.36%
Other	—%	—%	—%	—%
Total weighted average	4.17%	5.03%	5.40%	5.36%	4.86%

(1)	Adjusted tax exquivilent yield

Loans

Average net loans totaled $220.0 million during 2007, an increase of $25.9 million or 13.3% above 2006. This reflects the continuing efforts to grow the loan portfolio in expanding markets. A significant portion of the loan portfolio, $195.4 million or 82.2%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 27.9% of total loans at the end of 2007 while nonfarm/nonresidential properties made up 30.7%.

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low-to-moderate income areas. Our market area is generally defined to be all or portions of the Botetourt, Roanoke Rockbridge, and Franklin counties of Virginia and the cities of Lexington, Buena Vista and

Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Aggressive pricing and competition from unregulated organizations have also been a factor when generating new loans. The amounts of loans outstanding by type for the last five years, and the maturity distribution of variable and fixed rate loans as of year-end 2007 are presented in Table 8 and Table 9, respectively.

Table 8. Loan Portfolio Summary (thousands)

	2007	2006	2005	2004	2003
Commercial, financial and agricultural(1)	$110,178	$101,211	$96,630	$88,404	74,649
Real estate, construction	45,021	31,418	16,412	23,194	18,834
Real estate, mortgage	66,346	63,461	56,320	43,931	38,560
Installment loans to individuals, other	16,135	15,952	16,257	15,518	13,960
Leases	—	1	5	40	74

Total	$237,680	$212,043	$185,624	$171,087	$146,077

(1)	Includes commercial real estate

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 8.0% in 2007 compared to an average yield of 7.9% in 2006 and 7.3% in 2005.

Table 9. Maturity Schedule of Loans (thousands)

	2007
	Other Real Estate(1)	Commercial Financial and Agricultural	Construction and Development	Others	Total
					Amount	%
Fixed rate loans:
Due within one year	$4,062	$6,960	$16,658	$4,414	$32,094	13.5%
Due one to five years	3,809	11,072	3,870	7,392	26,143	11.0%
Due after five years	9,609	6,672	737	389	17,407	7.3%

Total fixed rate loans	17,480	24,704	21,265	12,195	75,644	31.8%

Variable rate loans:
Due within one year	26,349	35,690	20,398	1,257	83,694	35.2%
Due one to five years	22,276	48,956	3,358	1,882	76,472	32.2%
Due after five years	241	828	—	801	1,870	0.8%

Total variable rate loans	48,866	85,474	23,756	3,940	162,036	68.2%

Total loans:
Due within one year	30,411	44,001	37,056	5,671	117,139	49.3%
Due one to five years	26,085	58,677	7,228	9,274	101,264	42.6%
Due after five years	9,850	7,500	737	1,190	19,277	8.1%

Total loans	$66,346	$110,178	$45,021	$16,135	$237,680	100.0%

(1)	Other Real Estate includes commercial real estate.

Allowance for Loan Losses

The allowance for loan losses is established to absorb losses in our loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the amount of the provision for loan losses required to maintain an allowance adequate to provide for any loan losses. Conforming to the Federal Financial Institutions Examination Council’s interagency statement, the Bank has developed, maintains, and documents a comprehensive, systematic, and consistently applied process to determine the amount of the allowance for loan and lease losses at a level sufficient to absorb estimated credit losses inherent in the loan portfolio.

The allowance for loan losses is evaluated on a regular basis by management and is based upon our periodic review of factors such as the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions and environmental factors. The allowance consists of specific, general and unallocated components. The adequacy of the allowance is determined by analysis of the different components. The specific component addresses nonperforming and problem loans. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The qualitative factors include external risk factors that management believes affect the overall lending environment including levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting practices, experience, ability, and depth of lending management and staff, national and local economic trends and conditions, banking industry conditions, and the effect of changes in credit concentrations.

The complete evaluation process is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, management continually evaluates the adequacy of the loan loss reserve as we are committed in fulfilling our responsibility to determine an amount of the allowance for loan and lease losses at a level sufficient to absorb estimated credit losses inherent in the loan portfolio.

The Bank has experienced above average loan growth during the past three years as economic conditions in the Bank’s market areas have remained relatively strong. Nonperforming assets at year-end 2007 were 1.31% of loans outstanding as compared to 0.85% at year-end 2006. Although nonperforming loans increased from 2006 to 2007, management decreased the provision for loan losses to $275,000 in 2007 from $300,000 in 2006 as a result of the modification of our allowance for loan loss estimate after giving consideration to the interagency statement guidance. The provision for loan losses was $450,000 in 2005.

The loan loss provision allocated for 2007 reflects the amount determined by management to maintain the reserve at a level adequate based on the overall risk in the portfolio. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2007 was 0.96% as compared to 1.18% in 2006 and 1.22% in 2005.

Additional information is contained in Tables 10, 11 and 12, and is discussed in Nonperforming and Problem Assets.

The allowance for loan losses is maintained at a level management believes to be adequate to absorb losses. Some of the factors that management considers in determining the appropriate level of the allowance for loan losses are: an evaluation of the current loan portfolio, an analysis of impaired loans, identified loan problems, individually reviewed loans, past loss experience applied to categories of risk-similar loan pools, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves, industry analysis, concentration analysis, and other qualitative or environmental factors such as the effects of changes in risk selection and underwriting practices, experience, ability, and depth of lending management and staff, trends with the loan portfolio. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 10.

Table 10. Allowance for Loan Losses

	2007	2006	2005	2004	2003
Allowance for loan losses, beginning	$2,502,122	$2,271,074	$2,131,534	$1,688,812	$1,413,997
Provision for loan losses, added	275,000	300,000	450,000	725,000	625,000
Loans charged off
Commercial, financial and agricultural	(424,722)	(58,238)	(150,221)	(130,490)	(283,628)
Real estate, construction	—	—	(41,884)	—	—
Real estate, mortgage	(53,253)	(33,421)	—	(58,275)	(11,023)
Installment loans to individuals	(108,809)	(137,305)	(169,306)	(150,960)	(331,700)

	(586,784)	(228,964)	(361,411)	(339,725)	(626,351)

Recoveries of loans previously charged off
Commercial, financial and agricultural	66,720	100,000	3,601	7,778	192,258
Real estate, mortgage	6,489	13,889	1,350	1,764	24,282
Installment loans to individuals	28,070	46,123	46,000	47,905	59,626

	101,279	160,012	50,951	57,447	276,166

Net charge-offs	(485,505)	(68,952)	(310,460)	(282,278)	(350,185)

Allowance for loan losses, ending	$2,291,617	$2,502,122	$2,271,074	$2,131,534	$1,688,812

Net loan charge-offs to average loans	0.22%	0.04%	0.18%	0.18%	0.27%

The loan portfolio also included loans to various borrowers (watch loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some of these loans being uncollectible. Total loans on management’s watch list on December 31, 2007 amounted to $8,087,483. Management monitors these loans periodically and has allocated reserves to the extent deemed necessary in the allowance for loan losses.

The allowance for loan losses was 0.96% of gross loans outstanding at December 31, 2007. This represents a decrease of $210,505 compared to the reserve at December 31, 2006. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 2007.

The allocation of the reserve for loan losses is detailed in Table 11 below:

Table 11. Allocation of the Reserve for Loan Losses (thousands)

	2007		2006		2005		2004		2003
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
Balance at end of period applicable to
Commercial, financial and agricultural	$1,377	46.4%	$1,418	47.8%	$1,330	52.1%	$1,145	51.7%	$859	51.1%
Real estate, construction	154	18.9%	269	14.8%	265	8.8%	199	13.5%	135	12.9%
Real estate, mortgage	339	27.9%	187	29.9%	175	30.3%	356	25.7%	458	26.4%
Installment loans to individuals, other	422	6.8%	628	7.5%	501	8.8%	432	9.1%	236	9.5%
Leases	—	—%	—	—%	—	—%	—	—%	1	0.1%

Total	$2,292	100.0%	$2,502	100.0%	$2,271	100.0%	$2,132	100.0%	$1,689	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans to minimize interest rate risk and, although a portion of the loans have been made based upon the value of collateral, we rely primarily on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. The Bank did not engage in sub-prime lending activities, a practice of loaning funds to less creditworthy borrowers, a current issue in the banking and mortgage industries. The Bank’s real estate portfolio remains well collateralized.

Table 12 shows a significant shift from 2006 to 2007 in the composition of the three components of nonperforming assets. While 2006 showed a significant balance in the nonaccrual loans category, a nominal volume of loans past due 90 or more days, and no foreclosed properties, the 2007 composition shifted to a nominal volume of nonaccrual loans, a significant balance in the loans 90 days or more past due, and a significant balance in foreclosed properties. Basically, the transitions were a result of natural evolutions of basic problem loan scenarios over time. The large balance of nonaccrual loans in 2006 was primarily comprised of one large loan, which eventually ended up in the foreclosed properties category where it remains in 2007 while being marketed for sale. Following that foreclosure, the nonaccrual volume in 2007 became and remains very nominal, and reflects management’s view that foreseeable losses in the portfolio are relatively few and immaterial. While there was a very notable increase from 2006 to 2007 in the loans past due 90 days or more, the bulk of that volume involved two well-secured commercial real estate loans, both of which were resolved, one via foreclosure and one via workout, during January 2008 without any loss.

Nonperforming assets are analyzed in Table 12 for the last five years.

Table 12. Nonperforming Assets

	2007	2006	2005	2004	2003
Nonaccrual loans	$169,000	$1,557,000	$308,000	$488,000	$219,000
Loans past due 90 days or more	1,479,000	244,000	1,685,000	1,127,000	876,000
Foreclosed properties	1,475,000	—	—	65,000	136,000

	$3,123,000	$1,801,000	$1,993,000	$1,680,000	$1,231,000

Interest income, original terms
Non-accrual loans	$99,067	$236,886	$77,270	$54,501	$25,150
Loans past due 90 days or more	122,720	27,167	73,958	72,261	83,997

	$221,787	$264,053	$151,228	$126,762	$109,147

Interest income, recognized
Non-accrual loans	$3,859	$41,160	$140	$8,259	$1,112
Loans past due 90 days or more	52,941	18,493	78,088	33,122	44,823

Total	$56,800	$59,653	$78,288	$41,381	$45,935

Nonperforming assets to total loans	1.31%	0.85%	1.08%	0.98%	0.85%

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Bank’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past and increased customer awareness of interest rates adds to the importance of rate management. The Bank’s management must continuously monitor market pricing, competitor’s rates, and internal interest rate spreads, in addition to predicting future loan volume, to maintain the Bank’s growth and profitability. The Bank attempts to structure rates to promote deposit and asset growth simultaneously, manage risk, and increase overall profitability.

Average total deposits for the year ended December 31, 2007 amounted to $242.9 million which was an increase of $20.4 million, or 9.2% over 2006. The percentage of the Bank’s average deposits that are interest-bearing increased to 86.3% in 2007 from 84.7% in 2006. Average demand deposits which earn no interest decreased to $33.3 million in 2007 from $34.0 million in 2006, compared with $30.0 million in 2005. Average deposits and average rates paid for the past three years are summarized in Table 13.

Table 13. Deposit Mix (thousands)

	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
NOW accounts	20,777	0.19%	20,812	0.15%	$21,885	$0.10%
Money market	14,092	3.26%	14,655	2.73%	12,861	1.25%
Savings	20,208	0.50%	22,582	0.50%	25,592	0.50%
Small denomination certificates	105,425	4.81%	92,000	4.12%	81,926	3.22%
Large denomination certificates	49,021	4.89%	38,355	4.46%	30,117	3.68%

Total interest-bearing deposits	209,523	3.85%	188,404	3.21%	172,381	2.35%
Noninteresting-bearing deposits	33,348		34,030		29,992

Total deposits	$242,871		$222,434		$202,373

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $10.7 million or 27.9% in 2007. The growth in certificates of deposit issued in denominations of $100,000 or more can be attributed to depositors within our market area. Time deposits held by municipalities and other public funds sources increased to $4.3 million in 2007 from $4.2 million in 2006. The bank had no brokered deposits at December 31, 2007. Management’s strategy has been to support loan and investment growth with core deposits in our primary market area and not to solicit aggressively the more volatile, large denomination brokered certificates of deposit. Table 14 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2007.

Table 14. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2007:

Remaining maturity of three months or less	$7,220
Remaining maturity over three through six month	7,313
Remaining maturity over six through twelve month	17,670
Remaining maturity over twelve months	21,643

Total time deposits of $100,000 or more	$53,846

Capital Adequacy

Stockholders’ equity was $26.5 million at December 31, 2007, a 12.3% increase over the 2006 year-end total of $23.6 million. The increase was primarily a result of earnings and an increase in the market value of available for sale securities, the adjustment in other comprehensive income for defined benefit and post retirement health benefits, partially offset by dividend payments. Average stockholders’ equity as a percentage of average total assets amounted to 9.2% in 2007, 9.3% in 2006, and 9.2% in 2005.

Regulatory requirements relating to capital adequacy provide minimum risk-based ratios that assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2007 the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 11.4% and 10.8%, respectively, and ratios of total capital to risk-weighted assets of 12.4% and 11.8%, respectively. These ratios continue to compare favorably to our peer group and are in excess of all regulatory minimum requirements.

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2007, the Company and the Bank had ratios of year-end Tier 1 capital to average total assets for the fourth quarter of 2007 of 9.9% and 9.4%, respectively. Table 15 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2007, 2006 and 2005. All capital ratio levels indicate that the Company and the Bank are well capitalized, as illustrated in Note 14.

Table 15. Year-End Risk-Based Capital (thousands)

	2007		2006		2005
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier 1 capital	$26,727	$25,328	$24,311	$22,911	$21,671	$20,270
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	2,292	2,292	2,502	2,502	2,271	2,271

Total regulatory capital	$29,019	$27,620	$26,813	$25,413	$23,942	$22,541

Total risk-weighted assets	$234,136	$233,830	$204,253	$203,989	$181,776	$181,579

Tier 1 as a percent of risk-weighted assets	11.4%	10.8%	11.9%	11.2%	11.9%	11.2%
Total regulatory capital as a percent of risk-weighted assets	12.4%	11.8%	13.1%	12.5%	13.2%	12.4%
Leverage ratio*	9.9%	9.4%	9.8%	9.3%	9.2%	8.6%

*	Tier 1 capital divided by average total assets for the quarter ended December 31.

At December 31, 2007 the Company had 1,243,300 shares of common stock outstanding, which were held by approximately 865 shareholders of record.

Off-Balance Sheet Arrangements

For more information regarding financial instruments with off-balance sheet risk, see Note 13 to the Company’s Consolidated Financial Statements.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Management must ensure that adequate funds are available at all times to meet the needs of our customers. On the asset side of the balance sheet, cash, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management. There were no material changes in the Company’s liquidity position at December 31, 2007 compared to December 31, 2006.

The Bank uses cash and federal funds sold to meet its short-term daily funding needs. During 2007 the flat yield curve interest rate environment provided minimal profit incentive for purchasing longer-term investments. Management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level.

Federal fund lines available from correspondent banks totaled $17,000,000 at December 31, 2007 and December 31, 2006, respectively. At December 31, 2007, the outstanding balance on these lines were $2,134,000 compared to $1,341,000 at December 31, 2006. During the first quarter of 2008, the federal funds lines available from correspondent banks increased to $21,500,000 as a result of the Bank’s capital growth. The secondary liquidity source for both short-term and long-term borrowings consists of a $9,900,000 secured line of credit from the Federal Home Loan Bank. No balance was outstanding on this line at December 31, 2007 or December 31, 2006. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on the Bank’s 1-to-4 family residential real estate loans.

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

As a result of the scenario described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The following table shows key financial ratios that often are used to compare the performance of financial institutions.

Table 16. Key Financial Ratios

	2007	2006	2005
Return on average assets	1.24%	1.41%	1.43%
Return on average equity	13.47%	15.18%	15.60%
Average equity to average assets	9.21%	9.26%	9.17%
Dividend payout ratio	29.59%	25.69%	23.10%

Recent Accounting Pronouncements and Future Accounting Considerations

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS No. 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Effective February 4, 2008, the Securities Exchange Commission (“SEC”) published amendments to its disclosure and reporting requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. This release formalizes the decisions made by the SEC on November 15, 2007. Among the changes included in the amendments are the replacement of the current “small business issuer” category with a new expanded category of “smaller reporting companies” having less than $75 million in public equity float or, if a company does not have a calculable public equity float, having revenues of less than $50 million in the last fiscal year; expanded eligibility for the SEC’s scaled disclosure and reporting requirements for smaller companies by allowing the newly defined category of smaller reporting companies to use the scaled disclosure requirements; transfer of the 12 nonfinancial scaled disclosure item from Regulation S-B into Regulation S-K and permission to allow smaller reporting companies to elect to comply with scaled financial disclosure and nonfinancial disclosure on an item-by-item or “a la carte” basis. The Company qualifies for the scaled financial disclosure and has adopted the provisions allowed by the SEC.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial Statements:

Supplementary Data:

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not required to be engaged to examine management’s assertion about the effectiveness of Botetourt Bankshares Inc. and subsidiaries internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/S/ ELLIOTT DAVIS, LLC

Elliott Davis, LLC

Galax, Virginia

March 25, 2008

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$7,680,230	$8,258,003
Interest-bearing deposits with banks	219,756	163,151
Investment securities available for sale	20,659,344	24,798,980
Investment securities held to maturity (fair value approximates $1,349,603 in 2007 and $1,525,353 in 2006)	1,350,000	1,539,933
Restricted equity securities	505,500	524,600
Loans, net of allowance for loan losses of $2,291,617 in 2007 and $2,502,122 in 2006	235,388,641	209,541,312
Property and equipment, net	8,195,018	5,625,914
Accrued income	1,629,754	1,513,122
Foreclosed assets	1,475,000	—
Other assets	2,528,324	2,417,302

Total assets	$279,631,567	$254,382,317

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$32,442,608	$33,768,568
Interest-bearing deposits	215,663,359	193,460,839

Total deposits	248,105,967	227,229,407
Federal funds purchased	2,134,000	1,341,000
Accrued interest payable	1,400,970	943,449
Other liabilities	1,539,240	1,245,669

Total liabilities	253,180,177	230,759,525

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,243,300 and 1,241,750 shares issued and outstanding in 2007 and 2006, respectively	1,243,300	1,241,750
Additional paid-in capital	1,577,284	1,546,984
Retained earnings	23,909,897	21,544,114
Accumulated other comprehensive loss	(279,091)	(710,056)

Total stockholders’ equity	26,451,390	23,622,792

Total liabilities and stockholders’ equity	$279,631,567	$254,382,317

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income
Loans and fees on loans	$17,584,315	$15,401,475	$12,743,231
Federal funds sold	378,481	339,821	158,555
Investment securities:
Taxable	625,040	786,534	569,211
Exempt from federal income tax	347,205	371,941	371,339
Dividend income	48,939	43,369	33,247
Deposits with banks	9,990	12,103	5,422

Total interest income	18,993,970	16,955,243	13,881,005

Interest expense
Deposits	8,064,290	6,047,705	4,052,837
Federal funds purchased	8,574	35,943	16,848

Total interest expense	8,072,864	6,083,648	4,069,685

Net interest income	10,921,106	10,871,595	9,811,320
Provision for loan losses	275,000	300,000	450,000

Net interest income after provision for loan losses	10,646,106	10,571,595	9,361,320

Noninterest income
Service charges on deposit accounts	927,228	886,511	859,425
Other service charges and fees	192,986	191,211	178,603
Mortgage origination fees	245,448	340,376	407,115
Commissions on title services	106,187	181,085	224,748
Net realized gains on sales of securities	—	—	7,198
Other income	205,731	194,539	241,332

Total noninterest income	1,677,580	1,793,722	1,918,421

Noninterest expense
Salaries and employee benefits	4,223,613	4,238,694	3,814,394
Occupancy	413,779	412,882	391,494
Equipment	639,019	690,582	569,671
Foreclosed assets, net	54,929	2,559	36,665
Advertising and public relations	177,633	188,055	142,994
Outside services	219,101	183,042	163,507
Other general and administrative	1,686,628	1,599,559	1,506,416

Total noninterest expense	7,414,702	7,315,373	6,625,141

Income before income taxes	4,908,984	5,049,944	4,654,600
Income tax expense	1,549,141	1,572,889	1,444,578

Net income	$3,359,843	$3,477,055	$3,210,022

Basic earnings per share	$2.70	$2.80	$2.60

Diluted earnings per share	$2.70	$2.80	$2.60

Basic weighted average shares outstanding	1,242,689	1,240,755	1,235,657

Diluted weighted average shares outstanding	1,245,626	1,243,622	1,236,967

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and

Comprehensive Income

Years ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2004	1,232,745	$1,232,745	$1,361,970	$16,491,678	$369,780	$19,456,173
Net income	—	—	—	3,210,022	—	3,210,022
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(175,747)	—	—	—	—	(341,155)	(341,155)
Reclassified securities gains realized, net of taxes of $(2,447)	—	—	—	—	(4,751)	(4,751)

Total comprehensive income						2,864,116

Dividends declared ($.60 per share)	—	—	—	(741,401)	—	(741,401)
Stock issued	7,376	7,376	148,781	—	—	156,157

Balance, December 31, 2005	1,240,121	1,240,121	1,510,751	18,960,299	23,874	21,735,045

Net income	—	—	—	3,477,055	—	3,477,055
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(40,717)	—	—	—	—	79,041	79,041

Total comprehensive income						3,556,096

Adjustment to initially apply FASB Statement No. 158: Defined benefit pension plan, net of taxes of $(342,655)	—	—	—	—	(665,153)	(665,153)
Post retirement health, net of taxes of $(76,149)	—	—	—	—	(147,818)	(147,818)
Dividends declared ($.72 per share)	—	—	—	(893,240)	—	(893,240)
Stock issued	1,629	1,629	36,233	—	—	37,862

Balance, December 31, 2006	1,241,750	1,241,750	1,546,984	21,544,114	(710,056)	23,622,792

Net income	—	—	—	3,359,843	—	3,359,843
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(77,464)	—	—	—	—	150,372	150,372
Net change in defined benefit pension plan, net of taxes $(140,026)	—	—	—	—	271,815	271,815
Net change in post retirement health, net of taxes of $(4,522)	—	—	—	—	8,778	8,778

Total comprehensive income						3,790,808
Dividends declared ($.80 per share)	—	—	—	(994,060)	—	(994,060)
Stock issued	1,550	1,550	30,300	—	—	31,850

Balance, December 31, 2007	1,243,300	$1,243,300	$1,577,284	$23,909,897	$(279,091)	$26,451,390

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$3,359,843	$3,477,055	$3,210,022
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	654,586	619,055	573,746
Provision for loan losses	275,000	300,000	450,000
Deferred income taxes	(8,943)	(13,681)	(122,372)
Net realized losses on sales of assets	1,416	989	30,621
Accretion of discount on securities, net of amortization of premiums	(3,106)	(7,925)	(6,712)
Changes in assets and liabilities:
Accrued income	(116,632)	(290,311)	(241,128)
Other assets	(384,991)	(181,327)	(547,606)
Accrued interest payable	457,521	395,132	153,745
Other liabilities	641,247	(434,115)	(263,144)

Net cash provided by operating activities	4,875,941	3,864,872	3,237,172

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(56,605)	128,497	(96,948)
Net (increase) decrease in federal funds sold	—	6,752,000	(2,970,000)
Purchases of investment securities—held to maturity	(1,250,000)	(200,000)	(200,000)
Purchases of investment securities—available for sale	(3,529,488)	(4,026,292)	(6,258,126)
Purchases of restricted equity securities	—	(50,600)	(34,300)
Maturities of investment securities—held to maturity	1,440,000	470,000	650,000
Maturities of investment securities—available for sale	7,900,000	7,295,000	760,000
Redemption of restricted equity securities	19,100	—	800,500
Net increase in loans	(27,722,329)	(26,568,701)	(14,918,653)
Purchases of property and equipment, net	(3,112,667)	(343,311)	(473,972)
Proceeds from sales of property and equipment	25,925	9,011	1,600
Proceeds from sales of foreclosed assets	125,000	70,000	88,500

Net cash used in investing activities	(26,161,064)	(16,464,396)	(22,651,399)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(1,325,960)	2,403,216	3,575,150
Net increase in interest-bearing deposits	22,202,520	8,983,110	19,620,455
Net increase in federal funds purchased	793,000	1,341,000	—
Common stock issued	31,850	37,862	156,157
Dividends paid	(994,060)	(893,240)	(741,401)

Net cash provided by financing activities	20,707,350	11,871,948	22,610,361

Net increase (decrease) in cash and cash equivalents	(577,773)	(727,576)	3,196,134
Cash and due from banks, beginning	8,258,003	8,985,579	5,789,445

Cash and due from banks, ending	$7,680,230	$8,258,003	$8,985,579

Supplemental disclosure of cash flow information
Interest paid	$7,615,344	$5,688,516	$3,915,940

Taxes paid	$1,296,250	$1,642,740	$1,984,432

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$1,600,000	$80,000	$71,450

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc. (the “Company”) is a Virginia bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Bank of Botetourt (the “Bank”). The Bank is a Virginia state-chartered bank subject to regulation by the Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides full banking services through nine branch offices in Botetourt, Roanoke, Rockbridge, and Franklin counties in Virginia. The Bank has a wholly-owned subsidiary, Buchanan Service Corporation, which conducts its operations through a minority interest in an insurance company, a minority interest in an investment company, majority interests in two title insurance companies and as an agent for sale of life and disability insurance.

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

Substantially all of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the manufacturing, services, and agricultural segments.

Notes to Consolidated Financial Statements

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their outstanding principal amount adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination fees and costs are capitalized and recognized as an adjustment to the yield on the related loan. Discounts and premiums on residential real estate loans are amortized to income using the interest method over the remaining period contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed.

Notes to Consolidated Financial Statements

Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance, and (iii) SFAS No. 118, “Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures—an amendment of SFAS 114”, which allows a creditor to use existing methods for recognizing interest income on an impaired loan.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions and environmental factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor, based on a five year average loss history, is applied to each group’s loan balances to determine the allocation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

During 2007 the Company modified its estimate after giving consideration to the interagency statement and reevaluated its definition of an impaired loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, recent payment history, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not generally separately identify individual consumer and residential loans for impairment disclosures.

Notes to Consolidated Financial Statements

Qualitative and environmental factors include external risk factors that management believes affect the overall lending environment of the Company. Environmental factors that management of the Company routinely analyze include levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting practices, experience, ability, and depth of lending management and staff, national and local economic trends and conditions, banking industry conditions, and the effect of changes in credit concentrations.

Property and Equipment

Land is carried at cost. Buildings and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives or lease terms:

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

Stock-based Compensation

The Company maintains a stock-based compensation plan that provides for grants of stock options to selected employees. This plan has been approved by the Company’s stockholders. The fair value of the Company’s stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of stock options granted but are not considered by the model. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options at the time of grant.

Employee Benefit Plans

A noncontributory defined benefit pension plan is provided for all employees who meet eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. The funding policy is to contribute the maximum deductible for federal income tax purposes. The Company also provides a qualified 401(k) retirement savings plan. All full-time employees are eligible to participate on a voluntary basis, after completing their first year of service. All employees may elect to make pretax contributions up to the maximum amount allowed by the Internal Revenue Service. The first six percent (6%) of employee contributions are matched fifty percent (50%) by the Company. The Company sponsors a post-retirement health care plan for certain retired employees.

Advertising and Public Relations Expense

The Company expenses advertising and public relations costs as they are incurred.

Notes to Consolidated Financial Statements

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Deferred income tax liabilities relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale and the defined benefit plan and post-retirement benefits are recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liabilities or assets are also recorded as an adjustment to equity.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

During 2007, the Company implemented the deferral of loan fees and their associated costs for financial statement purposes. Current tax regulations suggest that loan fees also be deferred using the effective yield method for income tax purposes. These regulations also suggest that the associated costs, which are primarily employee salaries, be currently deducted. Due to limitations in the Company’s accounting software, the Company has chosen to accelerate revenue recognition by including these loan fees in current year income. As a result of the implementation of FIN 48, the Company has not incurred a tax benefit because the payment of tax on these fees has been accelerated. There has been no adjustment to the balance in retained earnings as a result of this tax position.

In the event that the Company has an unrecognized tax benefit in future accounting periods, the Company will recognize interest accrued related to the benefit in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax benefit for the years ended December 31, 2007, 2006 and 2005. Because of the immaterial impact of deferred tax accounting, other than interest and penalties, the reversal of the above treatment by taxing authorities, would not affect the annual effective tax rate but would defer the payment of cash to the taxing authority to later periods. The Company’s tax filings for years ended 2004 through 2006 are currently open to audit under statutes of limitations by the Internal Revenue Service and the Virginia Department of Taxation.

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, (SFAS No. 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS No. 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated

Notes to Consolidated Financial Statements

servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $1,800,000 for both periods ending December 31, 2007 and December 31, 2006.

Notes to Consolidated Financial Statements

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$999,733	$4,856	$—	$1,004,589
Government-sponsored enterprises	10,084,102	36,227	35,205	10,085,124
State and municipal securities	9,191,740	80,627	24,241	9,248,126
Corporate securities	1	321,504	—	321,505

	$20,275,576	$443,214	$59,446	$20,659,344

Held to maturity:
Government-sponsored enterprises	$1,250,000	$558	$711	$1,249,847
State and municipal securities	100,000	—	244	99,756

	$1,350,000	$558	$955	$1,349,603

2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$2,996,996	$218	$14,810	$2,982,404
Government-sponsored enterprises	12,283,146	6,305	216,771	12,072,680
State and municipal securities	9,112,905	36,822	137,286	9,012,441
Corporate securities	250,001	481,454	—	731,455

	$24,643,048	$524,799	$368,867	$24,798,980

Held to maturity:
Government-sponsored enterprises	$1,250,000	$—	$12,752	$1,237,248
State and municipal securities	289,933	51	1,879	288,105

	$1,539,933	$51	$14,631	$1,525,353

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds. Restricted equity securities, which are carried at cost, consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), and The Community Bankers Bank which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. Both the Bank’s stock in The Community Bankers Bank and the FHLB are restricted in the fact that the stock may only be repurchased by the issuer.

Investment securities with amortized cost of approximately $3,200,000 and $2,800,000 at December 31, 2007 and 2006, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

	2007	2006	2005
Realized gains	$—	$—	$7,948
Realized losses	—	—	(750)

	$—	$—	$7,198

Notes to Consolidated Financial Statements

The scheduled maturities of securities available-for-sale and securities held-to-maturity at December 31, 2007, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,014,410	$6,003,486	$100,000	$99,339
Due after one year through five years	10,014,201	10,052,978	950,000	949,884
Due after five years through ten years	3,892,661	3,928,505	300,000	300,380
Due after ten years	354,304	674,375	—	—

	$20,275,576	$20,659,344	$1,350,000	$1,349,603

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2007
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	—	—	6,748,614	35,916	6,748,614	35,916
State and municipal securities	351,417	2,886	2,911,983	21,599	3,263,400	24,485
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$351,417	$2,886	$9,660,597	$57,515	$10,012,014	$60,401

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2006
U.S. Treasury securities	$1,489,436	$8,972	$992,863	$5,838	$2,482,299	$14,810
Government-sponsored enterprises	1,688,840	11,159	10,614,782	218,364	12,303,622	229,523
State and municipal securities	2,412,509	26,828	3,543,969	112,337	5,956,478	139,165
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,590,785	$46,959	$15,151,614	$336,539	$20,742,399	$383,498

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

The Company does not believe that gross unrealized losses as of December 31, 2007, which is comprised of 39 investment securities, represent an other-than-temporary impairment. The gross unrealized losses reported relate to investment securities issued by the United States Treasury, Government-sponsored enterprises, and various state and municipal securities. Total gross unrealized losses, which represent 0.28% of the amortized cost basis of the Company’s total investment securities, were attributable to changes in interest rates due to market conditions and not due to the credit quality of the investment securities. The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31 are as follows (in thousands):

	2007	2006
Commercial	$26,010	$25,400

Real estate:
Construction and land development	45,075	31,418
Residential, 1-4 families	66,339	63,461
Residential, 5 or more families	1,015	4,630
Farmland	9,964	9,922
Nonfarm, nonresidential	73,013	61,060
Agricultural	195	199
Consumer	12,812	13,884
Leases	—	1
Other	3,310	2,068

	237,733	212,043
Deferred loan fees	(53)	—
Allowance for loan losses	(2,292)	(2,502)

	$235,388	$209,541

Loans receivable include $81,000 and $71,000 in overdraft demand deposit accounts at December 31, 2007 and 2006, respectively.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2007	2006	2005
Balance, beginning	$2,502,122	$2,271,074	$2,131,534

Provision charged to expense	275,000	300,000	450,000
Recoveries of amounts charged off	101,279	160,012	50,951
Amounts charged off	(586,784)	(228,964)	(361,411)

Balance, ending	$2,291,617	$2,502,122	$2,271,074

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired and nonperforming loans at December 31:

		2007	2006
Impaired loans without a valuation allowance		$1,360,834	$228,599
Impaired loans with a valuation allowance		—	1,685,841

Total impaired loans		$1,360,834	$1,914,440

Valuation allowance related to impaired loans		$—	$384,600

Nonaccrual loans		$168,806	$1,556,790
Loans past due more than ninety days still accruing		1,479,895	244,009

		$1,648,701	$1,800,799

	2007	2006	2005
Average investment in impaired loans	$834,802	$1,027,832	$471,153

Interest income recognized for the year	$32,954	$125,954	$21,304

Interest income recognized on a cash basis for the year	$6,746	$3,077	$—

The Company is not committed to lend additional funds to debtors whose loans have been modified or are considered impaired.

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2007	2006
Land	$2,307,853	$1,121,389
Buildings and improvements	6,308,570	4,910,138
Furniture and equipment	3,134,708	2,865,433

	11,751,131	8,896,960
Less accumulated depreciation	3,556,113	3,271,046

	$8,195,018	$5,625,914

Depreciation expense for 2007, 2006, and 2005 was $635,931, $600,400, and $555,091 respectively.

Lessee Activities

The Bank leases out a portion of a branch facility to a third party in on a month-to-month basis. The lease calls for monthly lease payments of $1,865, plus cleaning services. The tenant expects to vacate in May 2008. Rental income received related to this facility in 2007, 2006, and 2005 was $27,308, $26,412, and $28,887 respectively.

The Bank leases office space to Mountain Valley Title Insurance Agency, LLC in the amount of $6,000 annually and paid quarterly and to Rockbridge Title Services, LLC in the amount of $6,000 annually and paid quarterly. These terms began in July 2005. Both of these companies are related party interests.

Aggregate rental income for 2007, 2006 and 2005 was $39,328, $39,012 and $35,887 respectively.

Notes to Consolidated Financial Statements

Lessor Activities

The Bank leases locations for automated teller machines, storage and parking facilities under various operating leases that calls for annual payments as follows:

2008	$6,300
2009	3,550
2010	2,250
2011	300
2012	—
Thereafter	—

$12,400

Aggregate rental expense for 2007, 2006 and 2005 was $9,307, $3,916 and $2,243 respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $53,846,129 and $44,396,168 respectively.

At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$105,500,433
2009	15,141,988
2010	24,600,174
2011	6,080,684
2012	9,129,311
Thereafter	—

$160,452,590

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2007, these included unsecured lines of credit of approximately $17,000,000 and a secured line of credit of approximately $10,000,000 with correspondent banks. At December 31, 2007 and 2006, $2,134,000 and $1,341,000 in federal funds purchased were outstanding against one of the unsecured lines of credit.

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$7,680	$7,680	$8,258	$8,258
Interest-bearing deposits with banks	220	220	163	163
Investment securities, available for sale	20,659	20,659	24,799	24,799
Investment securities, held to maturity	1,350	1,350	1,540	1,525
Restricted equity securities	506	506	525	525
Loans, net of allowance for loan losses	235,389	226,332	209,541	199,097
Financial liabilities
Deposits	248,106	246,813	227,229	225,412
Federal funds purchased	2,134	2,134	1,341	1,341

Notes to Consolidated Financial Statements

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	2007	2006	2005
Net income available to common shareholders	$3,359,843	$3,477,055	$3,210,022

Weighted average common shares outstanding	1,242,689	1,240,755	1,235,657
Effect of dilutive securities, options	2,937	2,867	1,310

Weighted average common shares outstanding, diluted	1,245,626	1,243,622	1,236,967

Basic earnings per share	$2.70	$2.80	$2.60

Diluted earnings per share	$2.70	$2.80	$2.60

Note 11. Benefit Plans

Stock Based Compensation

The Company’s 1999 Stock Option Plan (the “Plan”) provides for the issuance of 10,000 options to its employees to purchase shares of the Company’s common stock. The options can have an original term of up to ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. The options vest immediately upon grant but may not be exercised for six months after issue. It is the Company’s policy to issue new shares of stock for exercised options. At December 31, 2007, the weighted average remaining contractual life of the outstanding options was 24 months. At December 31, 2007, all options reserved under the plan had been granted.

The fair value of the Company’s stock options is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of stock options granted but are not considered by the model. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options at the time of grant.

All outstanding options vested prior to January 1, 2006, therefore, consistent with the prospective application methodology, no compensation expense was recognized in 2007 or 2006. There was no unrecognized compensation cost at December 31, 2007 and the adoption of SFAS No. 123R has had no effect on the financial statements.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity, and related information for the years ended December 31, is as follows:

	Available For Grant	Granted and Outstanding
Balance, December 31, 2004	1,300	8,400
Granted	(1,300)	1,300
Exercised	—	(200)
Forfeited	—	—

Balance, December 31, 2005	—	9,500
Granted	—	—
Exercised	—	(1,250)
Forfeited	—	—

Balance, December 31, 2006	—	8,250
Granted	—	—
Exercised	—	(1,550)
Forfeited	—	—

Balance, December 31, 2007	—	6,700

Additional information relating to the Stock Option Plan is detailed below:

	2007	2006	2005
Outstanding options at December 31:
Exercise price, beginning of the year(1)	$22.33	$22.07	$21.62
Exercise price, end of year(1)	22.75	22.33	$22.07
Contractual term remaining in months(1)	24	36	48

Exercisable options outstanding at December 31:
Number	6,700	8,250	9,500
Exercise price(1)	$22.75	$22.33	$22.07
Contractual term remaining in months(1)	24	36	48

Weighted average exercise price of options:
Granted during the year	$—	$—	$25.00
Exercised during the year	$20.55	$20.36	$22.00
Forfeited during the year	$—	$—	$—
Expired during the year	$—	$—	$—

Significant assumptions used in determining fair value of options granted:
Risk-free interest rate	n/a	n/a	4.29%
Expected life in years	n/a	n/a	10
Expected dividends	n/a	n/a	2.35%
Expected volatility	n/a	n/a	13.68%

Grant-date fair value:
Options granted during the year	$—	$—	$4,459

(1)	Weighted average

The intrinsic value for options outstanding, all exercisable at December 31, 2007, was $95,475. The intrinsic value for options exercised during 2007 was $28,400. The cash received from exercised options during 2007 was

Notes to Consolidated Financial Statements

$31,850. The intrinsic value for options outstanding, all exercisable at December 31, 2006, was $195,278. The intrinsic value for options exercised during 2006 was $25,250. The cash received from exercised options during 2006 was $25,450.

Defined Benefit Pension Plan

The Bank has a qualified, noncontributory, Defined Benefit Pension Plan, sponsored by the Virginia Bankers Association, covering all eligible employees with six months of service who have attained the age of twenty-one. Contributions to the plan are based on computations by independent actuarial consultants. The plan’s assets include common stock, fixed income securities, short-term investments and cash. The benefits are primarily based on years of service and earnings. The following table is a summary of the plan’s funded status for September 30, 2007 and 2006, and the assumptions and components of net periodic benefit costs for the three years in the period ended September 30, 2007.

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$3,920,165	$3,468,404
Service cost	278,147	272,727
Interest cost	234,827	199,225
Actuarial (gain)/loss	(152,681)	22,859
Benefits paid	(155,419)	(43,050)

Benefit obligation at end of year	$4,125,039	$3,920,165

Change in plan assets
Fair value of plan assets at beginning of year	$2,781,688	$2,410,373
Actual return on plan assets	464,037	226,793
Employer contribution	676,818	187,572
Benefits paid	(155,419)	(43,050)

Fair value of plan assets at end of year	$3,767,124	$2,781,688

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$(130,669)	$(13,978)
Contributions	676,818	187,572
Pension cost	(308,097)	(304,263)

Prepaid (accrued) benefit cost, September 30	$238,052	$(130,669)

Funded status
Funded status, September 30	$(357,915)	$(1,138,477)
Unrecognized transitional net assets	—	(958)
Unrecognized prior service costs	6,114	7,644
Unrecognized net actuarial loss	589,853	1,001,122
Contribution paid, December	252,985	676,818

Net amount recognized, December 31	$491,037	$546,149

Recognized on balance sheet
Other assets	$202,629	$342,655
Other liabilities	(104,930)	(461,659)
Accumulated other comprehensive loss, net of tax	393,338	665,153

Net amount recognized, December 31	$491,037	$546,149

Notes to Consolidated Financial Statements

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$278,147	$272,727	$238,929
Interest cost	234,827	199,225	161,038
Expected return on plan assets	(235,904)	(204,575)	(171,679)
Amortization	572	573	573
Recognized net actuarial (gain) loss	30,455	36,313	24,883

Net periodic benefit cost	$308,097	$304,263	$253,744

Weighted-average assumptions at September 30

Discount rate used for net periodic pension cost	6.00%	5.75%	6.00%
Discount rate used for disclosure	6.25%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The accumulated benefit obligation for the defined benefit pension plan was $2,189,021 and $2,035,947 at December 31, 2007 and 2006.

No contributions are expected to be paid prior to September 30, 2008.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

10/1/07-9/30/08	$9,340
10/1/08-9/30/09	9,332
10/1/09-9/30/10	9,383
10/1/10-9/30/11	9,603
10/1/11-9/30/12	9,987
10/1/12-9/30/17	953,983

Long-term rate of return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary, and with the concurrence from their auditors. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed—especially with respect to real rates of return (net of inflation)—for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience—that may not continue over the measurement period—with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further—solely for this purpose—the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Notes to Consolidated Financial Statements

Asset allocation

The pension plan’s weighted-average asset allocations at September 30, 2007 and 2006, by asset category are as follows:

	2007	2006
Asset Category
Mutual funds—fixed income	22%	21%
Mutual funds—equity	74%	71%
Other	4%	8%

Total	100%	100%

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

Notes to Consolidated Financial Statements

Post Retirement Health Insurance

The Company sponsors a post retirement health care plan for certain retired employees. The health plan has an annual limitation (a “cap”) on the dollar amount of the employer’s share of the cost of covered benefits incurred by a plan participant. The retiree is responsible, therefore, for the amount by which the cost of the benefit coverage under the plan incurred during a year exceeds that cap. No health care cost increases have been factored into the health plan’s actuarial calculations due to this cap. The plan remains frozen with coverage continuing for nine existing retiree participants. The following tables summarize the Bank’s post retirement plan obligations, assets, funded status, and the assumptions and components of net periodic benefit costs using a measurement date of December 31, 2007. For periods prior to the adoption of SFAS No. 158, balance sheet items were considered to be insignificant and expenses were recorded at cost when incurred.

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$228,411	$235,546
Interest cost	12,922	13,422
Actuarial loss	1,422	3,143
Benefits paid	(24,165)	(23,700)

Benefit obligation at end of year	$218,590	$228,411

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	24,165	23,700
Benefits paid	(24,165)	(23,700)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status, December 31	$(218,590)	$(228,411)
Unrecognized transition obligation	206,102	220,824
Unrecognized actuarial loss	4,565	3,143

Net amount recognized	$(7,923)	$(4,444)

Recognized on balance sheet
Other assets	$71,627	$76,149
Other liabilities	(218,590)	(228,411)
Accumulated other comprehensive loss	139,040	147,818

Net amount recognized	$(7,923)	$(4,444)

Components of net periodic benefit cost
Interest cost	$12,922	$13,422
Amortization of net obligation at transition	14,722	14,722

Net periodic postretirement benefit cost	$27,644	$28,144

The Bank expects to recognize amortization of transition obligation of $14,722 in 2008.

The discount rate in determining the benefit relating to the untrended post retirement health care plan at December 31, 2007, was assumed to be 6.00%.

Employer contributions are expected to be $26,100 in 2008.

Notes to Consolidated Financial Statements

Estimated future benefit payments to the plan are as follows:

2008	$24,600
2009	21,139
2010	20,649
2011	20,132
2012	19,585
2012-2017	88,741

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and executive employees. The corresponding assets and liabilities of the plans at December 31, 2007 were valued at $131,825 for the Director Plan and $278,274 for the Executive Plan and are held by a third party through the Virginia Bankers Association.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. The plan also allows for pretax employee contributions of up to the maximum allowed by the Internal Revenue Service. The Company will match up to 50% of the first 6% contributed by the employee. Employer contributions to the plan amounted to $117,816, $108,485, and $124,991 in 2007, 2006, and 2005, respectively.

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (all Federal) are as follows:

	2007	2006	2005
Current	$1,558,084	$1,586,570	$1,566,950
Deferred	(8,943)	(13,681)	(122,372)

	$1,549,141	$1,572,889	$1,444,578

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

	2007	2006	2005
Tax at statutory federal rate	$1,669,055	$1,716,981	$1,582,564
Tax exempt interest income	(119,375)	(133,270)	(129,743)
Other	(539)	(10,822)	(8,243)

	$1,549,141	$1,572,889	$1,444,578

Notes to Consolidated Financial Statements

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31 are summarized as follows:

	2007	2006
Deferred tax assets
Allowance for loan losses	$603,932	$688,718
Deferred compensation	104,749	87,802
Defined benefit plan	202,629	342,655
Post retirement health benefits	71,627	76,149
Investment in pass-through entities	41,035	—
Other	35,925	29,829

Deferred tax assets	1,059,897	1,225,153

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(130,481)	(53,017)
Depreciation	(224,502)	(239,847)
Accretion of discount on investment securities	(4,398)	(3,751)
Accrued pension costs	(166,953)	(185,691)
Other	(11,140)	(7,356)

Deferred tax liabilities	(537,474)	(489,662)

Net deferred tax asset	$522,423	$735,491

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

	2007	2006
Commitments to extend credit	$36,875,000	$35,176,000
Standby letters of credit	6,268,000	3,374,000

	$43,143,000	$38,550,000

Notes to Consolidated Financial Statements

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

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Company’s market area. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke, Rockbridge and Franklin counties, Virginia. The Company has a loan concentration relating to construction and land development, lumber and timber, and hotel and motels. Total loans and loan commitments to these industrial groups amounted to approximately $52,000,000, $7,000,000, and $19,000,000 respectively at December 31, 2007.

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

Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of the most recent notification, the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios are also presented in the table (in thousands except for percentages).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$29,019	12.4%	$18,731	8.0%	n/a	n/a
Bank of Botetourt	$27,620	11.8%	$18,706	8.0%	$23,383	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$26,727	11.4%	$9,365	4.0%	n/a	n/a
Bank of Botetourt	$25,328	10.8%	$9,353	4.0%	$14,030	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$26,727	9.9%	$11,243	4.0%	n/a	n/a
Bank of Botetourt	$25,328	9.4%	$11,189	4.0%	$13,986	5.0%

December 31, 2006:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$26,813	13.1%	$16,340	8.0%	n/a	n/a
Bank of Botetourt	$25,413	12.5%	$16,319	8.0%	$20,399	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$24,311	11.9%	$8,170	4.0%	n/a	n/a
Bank of Botetourt	$22,911	11.2%	$8,160	4.0%	$12,239	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$24,311	9.8%	$9,904	4.0%	n/a	n/a
Bank of Botetourt	$22,911	9.3%	$9,850	4.0%	$12,313	5.0%

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or

Notes to Consolidated Financial Statements

similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,600,000 at December 31, 2007. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2007.

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

Aggregate loan transactions with related parties were as follows:

	2007	2006
Balance, beginning	$2,127,239	$2,267,229
New loans	7,447,531	7,228,840
Repayments	(7,463,806)	(7,368,830)

Balance, ending	$2,110,964	$2,127,239

Deposit transactions with related parties at December 31, 2007 and 2006 were insignificant.

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$30,247	$33,076
Investment securities held to maturity	1,350,000	1,350,000
Investment in affiliate bank at equity	25,052,315	22,222,747
Other assets	18,828	16,969

Total assets	$26,451,390	$23,622,792

Liabilities
Total liabilities	$—	$—

Stockholders’ equity
Common stock	1,243,300	1,241,750
Additional paid-in capital	1,577,284	1,546,984
Retained earnings	23,909,897	21,544,114
Accumulated other comprehensive loss	(279,091)	(710,056)

Total stockholders’ equity	26,451,390	23,622,792

Total liabilities and stockholders’ equity	$26,451,390	$23,622,792

Statements of Income

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income
Dividends from affiliate bank	$994,060	$893,240	$741,401
Interest on taxable securities	56,623	41,624	34,024
Interest on tax exempt securities	3,350	6,303	12,400

	1,054,033	941,167	787,825

Expenses
Operating expenses	63,419	53,629	31,409

Income before taxes and equity in undistributed income of affiliate	990,614	887,538	756,416

Income tax (benefit) expense	(2,476)	(4,455)	1,090

Income before equity in undistributed income of affiliate	993,090	891,993	755,326

Equity in undistributed income of affiliate	2,366,753	2,585,062	2,454,696

Net income	$3,359,843	$3,477,055	$3,210,022

Notes to Consolidated Financial Statements

Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$3,359,843	$3,477,055	$3,210,022
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of affiliate	(2,366,753)	(2,585,062)	(2,454,696)
Net increase (decrease) in other liabilities	—	(1,090)	276
Net (increase) decrease in other assets	(1,859)	(4,606)	418

Net cash provided by operating activities	991,231	886,297	756,020

Cash flows from investing activities
Purchases of investment securities	(1,250,000)	(200,000)	(200,000)
Maturities of investment securities	1,250,000	200,000	200,000
Increase in investment in Bank	(31,850)	(37,862)	(156,157)

Net cash used in investing activities	(31,850)	(37,862)	(156,157)

Cash flows from financing activities
Dividends paid	(994,060)	(893,240)	(741,401)
Common stock issued	31,850	37,862	156,157

Net cash used by financing activities	(962,210)	(855,378)	(585,244)

Net increase (decrease) in cash and due from banks	(2,829)	(6,943)	14,619
Cash and cash equivalents, beginning	33,076	40,019	25,400

Cash and cash equivalents, ending	$30,247	$33,076	$40,019

Note 17. Subsequent Events

Commitment and Branch Opening

On January 2, 2008, the Bank signed a contract with Structures Design/Build, LLC for the renovation of its bank building located at 9 Lloyd Tolley Road in Natural Bridge Station, Virginia. The estimated renovation cost is $56,939. Combined with the heating unit, permanent signage, automated teller machine, and landscaping, the total estimated project cost is $131,534. The project will be funded through the Bank’s retained earnings. The renovation was completed during the first quarter. Effective January 17, 2008, the Bank received regulatory approval of its branch application. The branch opened on February 8, 2008.

Declaration of Cash Dividend

On January 23, 2008, the company declared a first quarter $0.21 dividend per common share on February 10, 2008 to shareholders of record on January 23, 2008.

Subsidiary Stock Exchange

Buchanan Service Corporation’s, a subsidiary of Bank of Botetourt, investment in Bankers Investments Group, LLC will be merged into Infinex Financial Group via a stock exchange transaction. The members of Bankers Investments Group, LLC approved the merger on December 5, 2007. Following the due diligence process, regulatory approval is expected during the first quarter of 2008. The conversion process, including the execution of shareholder agreements, will be completed during the second quarter of 2008. The stock conversion will be based on market value on the deemed execution date. The transaction is not expected to have a material impact on the Company’s financial statements.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report effectively and in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by Item 10 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2008, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2008, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2008, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2008, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2008, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the three years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the three years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits:

3(i).(1)	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007.

3(ii).(1)	Bylaws filed on the Form 10-SB 12G on April 30, 2002.

10.(1),(2)	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002.

10.(1)	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

13.	Annual Report to Shareholders

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Code of Ethics/Conflict of Interest Policy For Board of Directors Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.3	Code of Ethics & Professional Conduct For All Employees Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.4	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

(b)	Response to this item is the same as Item 15(a).

(c)	Response to this item is the same as Item 15(a).

(1)	Incorporated by Reference

(2)	Designates a Management Contract

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 27, 2008	By:	/s/ H. WATTS STEGER, III
	Name:	H. Watts Steger, III
	Title:	Chairman and Chief Executive Officer

	By:	/s/ MICHELLE A. ALEXANDER
	Name:	Michelle A. Alexander
	Title:	Senior Vice President and Chief Financial Officer