Form 10-Q
period 2008-03-31
BOTETOURT BANKSHARES INC
filed 2008-05-09
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

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

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of May 8, 2008 was 1,244,925.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item 1.	Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

	(Unaudited) March 31, 2008	(Audited) December 31, 2007
Assets
Cash and due from banks	$7,537,179	$7,680,230
Interest-bearing deposits with banks	183,327	219,756
Federal funds sold	6,983,000	—
Investment securities available for sale	17,380,576	20,659,344
Investment securities held to maturity (fair value approximates $1,357,346 at March 31, 2008 and $1,349,603 at December 31, 2007)	1,350,000	1,350,000
Restricted equity securities	550,900	505,500
Loans, net of allowance for loan losses of $2,323,581 at March 31, 2008 and $2,291,617 at December 31, 2007	241,417,067	235,388,641
Property and equipment, net	8,364,147	8,195,018
Accrued income	1,522,457	1,629,754
Foreclosed assets	1,969,766	1,475,000
Other assets	2,533,881	2,528,324

Total assets	$289,792,300	$279,631,567

Liabilities and stockholders’ equity

Liabilities
Noninterest-bearing deposits	$31,572,028	$32,442,608
Interest-bearing deposits	228,381,405	215,663,359

Total deposits	259,953,433	248,105,967

Federal funds purchased	—	2,134,000
Accrued interest payable	1,739,220	1,400,970
Other liabilities	1,100,489	1,539,240

Total liabilities	262,793,142	253,180,177

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,244,925 issued and outstanding at March 31, 2008 and 1,243,300 issued and outstanding at December 31, 2007	1,244,925	1,243,300
Additional paid-in capital	1,610,334	1,577,284
Retained earnings	24,319,608	23,909,897
Accumulated other comprehensive loss	(175,709)	(279,091)

Total stockholders’ equity	26,999,158	26,451,390

Total liabilities and stockholders’ equity	$289,792,300	$279,631,567

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Three Months ended March 31, 2008 and 2007 (Unaudited)

	Three Months Ended March 31,
	2008 (Unaudited)	2007 (Unaudited)
Interest income
Loans and fees on loans	$4,340,172	$4,289,120
Federal funds sold	19,944	26,580
Investment securities:
Taxable	114,951	166,514
Exempt from federal income tax	87,053	88,796
Dividend income	12,299	11,792
Deposits with banks	2,128	2,173

Total interest income	4,576,547	4,584,975

Interest expense
Deposits	2,053,540	1,853,404
Federal funds purchased	18,396	7,224

Total interest expense	2,071,936	1,860,628

Net interest income	2,504,611	2,724,347

Provision for loan losses	45,000	75,000

Net interest income after provision for loan losses	2,459,611	2,649,347

Noninterest income
Service charges on deposit accounts	139,453	154,466
Mortgage origination fees	74,917	66,621
Other income	224,415	196,418

Total noninterest income	438,785	417,505

Noninterest expense
Salaries and employee benefits	1,075,641	1,080,282
Occupancy and equipment expense	254,562	214,520
Other expense	599,162	533,591

Total noninterest expense	1,929,365	1,828,393

Income before income taxes	969,031	1,238,459

Income tax expense	298,227	374,519

Net income	$670,804	$863,940

Basic earnings per share	$0.54	$0.70

Diluted earnings per share	$0.54	$0.69

Dividends declared per share	$0.21	$0.20

Basic weighted average shares outstanding	1,243,746	1,242,068

Diluted average shares outstanding	1,245,293	1,245,282

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2008 and 2007 (Unaudited)

	Three Months Ended March 31,
	2008 (Unaudited)	2007 (Unaudited)
Cash flows from operating activities
Net income	$670,804	$863,940
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	181,475	153,366
Net amortization of securities premiums /(accretion) discounts	408	(999)
Provision for loan losses	45,000	75,000
Deferred income taxes	(15,203)	30,154
Net realized gains on sales of assets	(250)	(450)
Changes in assets and liabilities:
Accrued income	107,297	(30,094)
Other assets	(25,789)	51,111
Accrued interest payable	338,250	59,329
Other liabilities	(492,009)	179,765

Net cash provided by operating activities	809,983	1,381,122

Cash flows from investing activities
Net increase in federal funds sold	(6,983,000)	(7,910,000)
Purchases of investment securities – held to maturity	(550,000)	(350,000)
Purchases of investment securities – available for sale	(500,000)	—
Purchases of restricted equity securities	(45,400)	—
Maturity of investment securities – held to maturity	550,000	350,000
Maturity of investment securities – available for sale	3,935,000	2,050,000
Redemption of restricted equity securities	—	19,100
Net (increase) decrease in interest-bearing deposits with banks	36,429	(28,286)
Net increase in loans	(6,568,192)	(4,797,544)
Purchases of properties and equipment	(317,669)	(98,976)
Proceeds from sales of properties and equipment	2,750	—

Net cash used in investing activities	(10,440,082)	(10,765,706)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(870,580)	380,023
Net increase in interest-bearing deposits	12,718,046	10,920,330
Net decrease in federal funds purchased	(2,134,000)	(1,341,000)
Dividends paid	(261,093)	(248,350)
Common stock issued	34,675	22,800

Net cash provided by financing activities	9,487,048	9,733,803

Net increase (decrease) in cash & cash equivalents	(143,051)	349,219
Cash and cash equivalents, beginning	7,680,230	8,258,003

Cash and cash equivalents, ending	$7,537,179	$8,607,222

Supplemental disclosures of cash flow information:
Interest paid	$1,733,686	$1,801,299

Income taxes paid	$175,000	$—

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$494,766	$1,200,000

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2008 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc., (the Company) was incorporated as a Virginia corporation on January 17, 1997 and is the holding company for Bank of Botetourt (the Bank). The Bank was acquired by the Company on September 30, 1997. Bank of Botetourt was founded in 1899 and currently serves Botetourt, Roanoke, Rockbridge, and Franklin Counties, Virginia and surrounding areas through ten banking offices. As an FDIC-insured, state-chartered bank, the Bank is subject to regulation by the Commonwealth of Virginia’s Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is subject to supervision by the Federal Reserve.

The consolidated financial statements as of March 31, 2008 and for the periods ended March 31, 2008 and 2007 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2007, included in the Company’s Form 10-K for the fiscal year ended December 31, 2007. The balance sheet as of December 31, 2007 was extracted from the Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 was effective for the Company on January 1, 2008. The Company analyzed the fair value option that is permitted, but not required, under SFAS No. 159. The Company has not elected to apply SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs, although no impact is expected.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2008 was $250,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31:

	2008	2007
Balance, beginning	$2,291,617	$2,502,122
Provision charged to expense	45,000	75,000
Recoveries of amounts charged off	4,855	18,015
Amounts charged off	(17,891)	(296,399)

Balance, ending	$2,323,581	$2,298,738

Note 4. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if options contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31:

	2008		2007
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,243,746	$0.54	1,242,068	$0.70
Effect of dilutive options	1,547	—	3,214	(0.01)

Diluted earnings per share	1,245,293	$0.54	1,245,282	$0.69

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2008 and December 31, 2007 is as follows:

	2008	2007
Commitments to extend credit	$34,381,000	$36,875,000
Standby letters of credit	6,343,000	6,268,000

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

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first three months of 2008 or 2007.

A summary of option activity under the Incentive Plan as of March 31, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	6,700	$22.75
Granted	—	n/a
Forfeited	—	n/a
Exercised	(1,625)	21.34

Outstanding, March 31, 2008	5,075	$23.20	21 months	$49,735

Exercisable, March 31, 2008	5,075	$23.20	21 months	$49,735

All outstanding options vested prior to January 1, 2006. Therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first three months of 2008 or 2007.

The intrinsic value of options exercised during the first three months of 2008 was $15,781. For the first three months of 2007, the intrinsic value of options exercised was $19,000. Cash received during the first three months of 2008 for options exercised was $34,675. For the first threes months of 2007, cash received for options exercised was $22,800.

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2007.

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended March 31,
	2008	2007
Service cost	$67,408	$69,537
Interest cost	64,382	58,707
Expected return on plan assets	(83,945)	(58,976)
Amortization of net obligation at transition	—	(240)
Amortization of prior service cost	383	382
Amortization of net loss	2,334	7,614

Net periodic benefit cost	$50,562	$77,024

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that no contributions were expected to be paid prior to September 30, 2008. No contributions were made in the first quarter of 2008.

Note 7. Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair Value Hierarchy

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale investment securities, totaling $17,380,576 at March 31, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs from active market quotes.

Loans

The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time, a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $3,564,866.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be level 2 inputs. The aggregate carrying amount of foreclosed assets at March 31, 2008 was $1,969,766.

General

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

Note 8. Subsequent Events

Declaration of Cash Dividend

The Company declared a second quarter $0.21 cash dividend per common share payable on May 10, 2008 to shareholders of record on April 23, 2008.

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

Critical Accounting Policy

For a discussion of the Company’s critical accounting policy related to the allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Net income for the quarter ended March 31, 2008 was $670,804 compared to $863,940 for the same period last year, representing a decrease of $193,136 or 22.36%. Basic earnings per share decreased $0.16 from $0.70 at March 31, 2007 to $0.54 at March 31, 2008. Diluted earnings per share decreased $0.15 from $0.69 at March 31, 2007 to $0.54 at March 31, 2008. The decrease in net income is primarily due to lower interest income and higher interest expense, yielding lower net interest income. The Company is realizing earnings pressures from the compression of its net interest margin resulting from the effects of easing monetary policy actions by the Federal Open Market Committee (“FOMC”). As the FOMC lowers its target rates, the Bank’s assets, such as variable rate loans, reprice more quickly than its liabilities, such as deposits, reducing our net interest margin, reflective of an asset-sensitive balance sheet position. Additionally, the Company experienced higher non-interest expense during the first quarter, primarily attributable to the recent branch footprint expansion of two new retail offices.

Interest-earning assets increased $21,935,048 to $270,188,451 at March 31, 2008 from $248,253,403 at March 31, 2007. Total interest income decreased in the first three months of 2008 as compared to the first three months of 2007 due primarily to a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio and lower interest earned on federal funds sold. Additionally, interest income was adversely impacted due to decreases in interest rates on variable rate loans. Interest-bearing liabilities increased $24,000,236 to $228,381,405 at March 31, 2008 from $204,381,169 at March 31, 2007. Interest expense increased during the period due to the increase in interest-bearing deposits as well as competitively premium interest rates paid on the deposits in the two new retail locations. As a result, net interest income decreased by $219,736 for the three months ended March 31, 2008 compared to the same time period in 2007.

The provision for loan losses was $45,000 for the three months ended March 31, 2008 and $75,000 for the three months ended March 31, 2007. The overall consistency in the provision was due to the strength of asset quality in the loan portfolio. Additionally, charge-offs decreased during the first quarter of 2008 compared to the same time period in 2007. The adequacy for loan losses is determined by analysis of the different components. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate.

Noninterest income increased by 5.10% to $438,785 for the three months ended March 31, 2008 compared to $417,505 for the three months ended March 31, 2007. The increase is primarily attributed to income from title insurance commissions and insurance commissions from the bank’s subsidiary, an increase in mortgage origination fees, and an increase in automated teller machine fee income. The bank’s subsidiary has an investment in two title insurance companies whose commissions have increased despite intense competition in our markets during a volatile period for the housing and mortgage industries. For the three months ended March 31, 2008, noninterest expense increased by $100,972 or 5.52% which is primarily a result of an increase in other operating expenses. As discussed in the non-performing assets section, the bank incurred expense associated with a foreclosure during the first quarter of 2008.

Financial Condition

As a result of continued overall loan demand in our operating markets, total loans increased $6,060,390 during the three months ended March 31, 2008. We funded these new loans through increased deposits. Deposits increased by $11,847,466 as a result of competitive pricing, successful deposit campaigns, and the recent opening of two retail offices. Also as a result of deposit growth, the Company transitioned from a federal funds purchaser of $2,134,000 at December 31, 2007 to a federal funds seller during the first three months of 2008. Federal funds sold at March

31, 2008 was $6,983,000. Investment securities, including restricted equity securities, decreased $3,233,368 as a result of maturing investment securities partially offset by a required purchase of Federal Home Loan Bank stock. Total assets increased by $10,160,733 to $289,792,300.

Stockholders’ equity totaled $26,999,158 at March 31, 2008 compared to $26,451,390 at December 31, 2007. The $547,768 increase during the period was the result of earnings for the three months combined with capital stock issued from the exercise of employee stock options, an increase in the market value of securities that are classified as available for sale and offset by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $2,022,285 at March 31, 2008 and $1,643,806 at December 31, 2007. Foreclosed assets consisted of three properties totaling $1,969,766 at March 31, 2008. During the first quarter of 2008, the Bank foreclosed on a commercial property in the amount of $494,766. The Bank, at December 31, 2007, had foreclosed properties in the amount of $1,475,000. All foreclosed properties are currently being marketed for sale and no additional loss is anticipated. Non-accrual loans were $52,519 at March 31, 2008 and $168,806 at December 31, 2007. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $3,564,866 at March 31, 2008 compared to $1,360,834 at December 31, 2007. In response to prevailing economic conditions, we completed a thorough review of our loan portfolio in the first quarter of 2008. As a result of this review, additional credits were identified as impaired, increasing the overall balance of impaired loans. However, no specific reserve amount was allocated or deemed necessary at March 31, 2008 for any of these identified loans.

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

At March 31, 2008, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.50% compared to 10.83% at December 31, 2007. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 11.06% at March 31, 2008 and 11.42% at December 31, 2007. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. At March 31, 2008, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.18% compared to 9.40% at December 31, 2007. At March 31, 2008, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.63% compared to 9.87% at December 31, 2007. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. Management believes, as of March 31, 2008, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at March 31, 2008. Federal fund lines available from correspondent banks totaled $21,500,000 at March 31, 2008 and $17,000,000 December 31, 2007. No balances were outstanding on these lines at March 31, 2008 as compared to an outstanding balance of $2,134,000 at December 31, 2007. The secondary liquidity source for both short-term and long-term borrowings consists of a $9,900,000 secured line of credit from the Federal Home Loan Bank. No balance was outstanding on this line at March 31, 2008 and December 31, 2007. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on the Bank’s 1-to-4 family residential real estate loans.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

On March 27, 2008, the Company filed a Form 10-K for fiscal year-ended December 31, 2007. Under the newly created filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company disclosed under Item 7A, Quantitative and Qualitative Disclosures about Market Risk, that the section was not applicable. By electing the scaled disclosure reporting obligation, the Company is not required to provide information requested by Item 3 of its Form 10-Q.

Item 4T.	Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, there can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report effectively and in a timely manner the information required to be disclosed in reports we file under the Exchange Act. There have not been any changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 1A.	Risk Factors

On March 27, 2008, the Company filed a Form 10-K for fiscal year-ended December 31, 2007. Under the newly created filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company disclosed under Item 1A, Risk Factors, that the section was not applicable. By electing the scaled disclosure reporting obligation, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007

3(ii).[1]	Bylaws filed on the Form 10-SB 12G on April 30, 2002

10.[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002

10.[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

13. [1]	Annual Report to Shareholders on the Form 10-K on March 27, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2[1]	Code of Ethics/Conflict of Interest Policy For Board of Directors Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006

99.3[1]	Code of Ethics & Professional Conduct For All Employees Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006

99.4[1]	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: May 8, 2008	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: May 8, 2008	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer