Form 10-Q
period 2008-06-30
BOTETOURT BANKSHARES INC
filed 2008-08-06
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of August 5, 2008 was 1,244,925.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	(Unaudited) June 30, 2008	(Audited) December 31, 2007
Assets
Cash and due from banks	$9,723,208	$7,680,230
Interest-bearing deposits with banks	191,280	219,756
Federal funds sold	1,209,000	—
Investment securities available for sale	19,450,122	20,659,344
Investment securities held to maturity (fair value approximates $1,237,164 at June 30, 2008 and $1,349,603 at December 31, 2007)	1,250,000	1,350,000
Restricted equity securities	550,900	505,500
Loans, net of allowance for loan losses of $2,395,735 at June 30, 2008 and $2,291,617 at December 31, 2007	241,391,720	235,388,641
Property and equipment, net	8,346,202	8,195,018
Accrued income	1,462,407	1,629,754
Foreclosed assets	1,934,766	1,475,000
Other assets	2,735,727	2,528,324

Total assets	$288,245,332	$279,631,567

Liabilities and stockholders’ equity

Liabilities
Noninterest-bearing deposits	$34,786,258	$32,442,608
Interest-bearing deposits	224,141,414	215,663,359

Total deposits	258,927,672	248,105,967

Federal funds purchased	—	2,134,000
Accrued interest payable	1,431,645	1,400,970
Other liabilities	856,273	1,539,240

Total liabilities	261,215,590	253,180,177

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,244,925 issued and outstanding at June 30, 2008 and 1,243,300 issued and outstanding at December 31, 2007	1,244,925	1,243,300
Additional paid-in capital	1,610,334	1,577,284
Retained earnings	24,625,064	23,909,897
Accumulated other comprehensive loss	(450,581)	(279,091)

Total stockholders’ equity	27,029,742	26,451,390

Total liabilities and stockholders’ equity	$288,245,332	$279,631,567

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Six and Three Months ended June 30, 2008 and 2007 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans and fees on loans	$8,527,795	$8,667,243	$4,187,623	$4,378,123
Federal funds sold	43,811	150,312	23,867	123,732
Investment securities:
Taxable	232,386	319,443	117,435	152,929
Exempt from federal income tax	172,567	177,342	85,514	88,546
Dividend income	22,309	23,415	10,010	11,623
Deposits with banks	3,270	4,702	1,142	2,529

Total interest income	9,002,138	9,342,457	4,425,591	4,757,482

Interest expense
Deposits	4,032,281	3,846,983	1,978,741	1,993,579
Federal funds purchased	18,782	7,224	386	—

Total interest expense	4,051,063	3,854,207	1,979,127	1,993,579

Net interest income	4,951,075	5,488,250	2,446,464	2,763,903
Provision for loan losses	145,000	150,000	100,000	75,000

Net interest income after provision for loan losses	4,806,075	5,338,250	2,346,464	2,688,903

Noninterest income
Service charges on deposit accounts	294,278	331,911	154,825	177,445
Mortgage origination fees	108,931	122,049	34,014	55,428
Other income	413,866	409,602	189,451	213,184

Total noninterest income	817,075	863,562	378,290	446,057

Noninterest expense
Salaries and employee benefits	2,072,323	2,156,339	996,682	1,076,057
Occupancy and equipment expense	513,901	452,708	259,339	238,188
Other expense	1,254,633	1,097,503	655,471	563,912

Total noninterest expense	3,840,857	3,706,550	1,911,492	1,878,157

Income before income taxes	1,782,293	2,495,262	813,262	1,256,803
Income tax expense	544,599	770,961	246,372	396,442

Net income	$1,237,694	$1,724,301	$566,890	$860,361

Basic earnings per share	$1.00	$1.39	$0.46	$0.69

Diluted earnings per share	$0.99	$1.38	$0.46	$0.69

Dividends declared per share	$0.42	$0.40	$0.21	$0.20

Basic weighted average shares outstanding	1,244,336	1,242,461	1,244,925	1,242,850

Diluted average shares outstanding	1,245,779	1,245,735	1,246,257	1,246,181

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2008 and 2007 (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$1,237,694	$1,724,301
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	371,012	312,135
Net amortization of securities premiums / (accretion) discounts	818	(2,371)
Provision for loan losses	145,000	150,000
Deferred income taxes	(64,691)	60,739
Net realized gains on sales of assets	(948)	(3,200)
Changes in assets and liabilities:
Accrued income	167,347	(612)
Other assets	(211,872)	(289,059)
Accrued interest payable	30,675	332,404
Other liabilities	(594,623)	238,912

Net cash provided by operating activities	1,080,412	2,523,249

Cash flows from investing activities
Net increase in federal funds sold	(1,209,000)	(12,123,000)
Purchases of investment securities – held to maturity	(950,000)	(650,000)
Purchases of investment securities – available for sale	(4,996,430)	(1,500,000)
Purchases of restricted equity securities	(45,400)	—
Maturity of investment securities – held to maturity	1,050,000	740,000
Maturity of investment securities – available for sale	5,945,000	3,550,000
Redemption of restricted equity securities	—	19,100
Net (increase) decrease in interest-bearing deposits with banks	28,476	(37,675)
Net increase in loans	(6,642,845)	(8,512,028)
Purchases of properties and equipment	(471,138)	(678,553)
Proceeds from sales of properties and equipment	19,050	—
Proceeds from sales of foreclosed assets	35,000	125,000

Net cash used in investing activities	(7,237,287)	(19,067,156)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	2,343,650	65,157
Net increase in interest-bearing deposits	8,478,055	16,949,995
Net decrease in federal funds purchased	(2,134,000)	(1,341,000)
Dividends paid	(522,527)	(496,920)
Common stock issued	34,675	22,800

Net cash provided by financing activities	8,199,853	15,200,032

Net increase (decrease) in cash & cash equivalents	2,042,978	(1,343,875)
Cash and cash equivalents, beginning	7,680,230	8,258,003

Cash and cash equivalents, ending	$9,723,208	$6,914,128

Supplemental disclosures of cash flow information:
Interest paid	$4,020,388	$3,521,803

Income taxes paid	$796,000	$603,750

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$494,766	$1,200,000

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2008 (Unaudited)

Note 1. Organization and Basis of Presentation

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

The consolidated financial statements as of June 30, 2008 and for the periods ended June 30, 2008 and 2007 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2007, included in the Company’s Form 10-K for the fiscal year ended December 31, 2007. The balance sheet as of December 31, 2007 was extracted from the Form 10-K for the year ended December 31, 2007.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement to cover its services provided, the Bank is also required to maintain a target balance. The target balance as of June 30, 2008 was $2,725,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30:

	2008	2007
Balance, beginning	$2,291,617	$2,502,122
Provision charged to expense	145,000	150,000
Recoveries of amounts charged off	8,931	85,052
Amounts charged off	(49,813)	(349,277)

Balance, ending	$2,395,735	$2,387,897

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

	2008		2007
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,244,336	$1.00	1,242,461	$1.39
Effect of dilutive options	1,443	(0.01)	3,274	(0.01)

Diluted earnings per share	1,245,779	$0.99	1,245,735	$1.38

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2008 and December 31, 2007 is as follows:

	2008	2007
Commitments to extend credit	$36,293,000	$36,875,000
Standby letters of credit	6,534,000	6,268,000

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

Commitment for Renovation

On May 9, 2008, the Bank signed a contract with Structures Design/Build, LLC for the renovation of its bank building located at 58 Railroad Avenue in Eagle Rock, Virginia. The estimated renovation cost is $170,000. The project will be funded through the Bank’s retained earnings.

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

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first six months of 2008 or 2007. A summary of option activity under the Incentive Plan as of June 30, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	6,700	$22.75
Granted	—	n/a
Forfeited	—	n/a
Exercised	(1,625)	21.34

Outstanding, June 30, 2008	5,075	$23.20	18 months	$44,660

Exercisable, June 30, 2008	5,075	$23.20	18 months	$44,660

All outstanding options vested prior to January 1, 2006. Therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first six months of 2008 or 2007.

The intrinsic value of options exercised during the first six months of 2008 was $15,781. For the first six months of 2007, the intrinsic value of options exercised was $19,000. Cash received during the first six months of 2008 for options exercised was $34,675. For the first six months of 2007, cash received for options exercised was $22,800.

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2007.

Components of Net Periodic Benefit Cost

	Pension Benefits		Pension Benefits
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$134,816	$139,074	$67,408	$69,537
Interest cost	128,764	117,414	64,382	58,707
Expected return on plan assets	(167,890)	(117,952)	(83,945)	(58,976)
Amortization of net obligation at transition	—	(480)	—	(240)
Amortization of prior service cost	766	764	383	382
Amortization of net loss	4,668	15,228	2,334	7,614

Net periodic benefit cost	$101,124	$154,048	$50,562	$77,024

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that no contributions were expected to be paid prior to September 30, 2008. No contributions were made in the first six months of 2008.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active or over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-back securities in less liquid markets. The Company’s available for sale investment securities, totaling $19,450,122 at June 30, 2008, and $20,659,344 at December 31, 2007, are the only assets whose fair values are measured on a recurring basis using Level 1 and Level 2 inputs. We expect no material change in our disclosure of available for sale investment securities as a result of this method of calculating fair value.

Loans

The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a majority of loans. From time to time, a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans was $1,533,993 at June 30, 2008 and $1,360,834 at December 31, 2007.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be level 2 inputs. The aggregate carrying amount of foreclosed assets was $1,934,766 at June 30, 2008 and $1,475,000 at December 31, 2007.

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

Note 8: Recent Accounting Pronouncements and Future Accounting Considerations

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB does not expect that this Statement will result in a change in current practice and the Company does not anticipate any impact on its financial position, results of operations and cash flow.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 9. Subsequent Events

Declaration of Cash Dividend

On July 23, 2008, the Company declared a second quarter $0.21 cash dividend per common share payable on August 10, 2008 to shareholders of record on July 23, 2008.

Subsidiary Operating Agreement

On August 1, 2008, Rockbridge Title Services, LLC, a subsidiary of Buchanan Service Corporation, executed a new operating agreement whereby admitting an additional member, Heslep & Kearney, PC, with a 25% capital contribution, or $2,500, to the entity. Buchanan Service Corporation’s ownership interest was reduced to 75% or $7,500. Rockbridge Title Services, LLC’s future earnings distributions will be based on the new equity ownership interests. The ownership structure is similar to Buchanan Service Corporation’s ownership of Mountain Valley Title Insurance Agency, LLC, which also shares ownership with two individual local attorneys who are involved in real estate loan settlements and the related title insurance services for the company.

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

Results of Operations

Net income for the six months ended June 30, 2008 was $1,237,694 compared to $1,724,301 for the same period last year, representing a decrease of $486,607 or 28.22%. Basic earnings per share decreased $0.39 from $1.39 at June 30, 2007 to $1.00 at June 30, 2008. Diluted earnings per share decreased $0.39 from $1.38 at June 30, 2007 to $0.99 at June 30, 2008. The decrease in net income is primarily due to lower interest income and higher interest expense, resulting in lower net interest income. The Company is realizing earnings pressures from the compression of its net interest margin resulting from the effects of easing monetary policy actions by the Federal Open Market Committee (“FOMC”) during 2008. As the FOMC lowers its target rates, the Bank’s assets, such as variable rate loans, reprice more quickly than its liabilities, such as deposits, reducing our net interest margin, reflective of an asset-sensitive balance sheet position. Additionally, the Company experienced higher noninterest expense during the first six months of 2008, attributable primarily to increased occupancy expense related to the recent branch footprint expansion of two new retail offices along with other operating expenses.

Interest-earning assets increased $10,437,930 from $256,000,827 at June 30, 2007 to $266,438,757 at June 30, 2008. Total interest income decreased in the first six months of 2008 as compared to the first six months of 2007 due primarily to a decrease in interest rates on variable rate loans, a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio, and lower interest earned on federal funds sold. Interest-bearing liabilities increased $13,730,580 to $224,141,414 at June 30, 2008 from $210,410,834 at June 30, 2007. Interest expense increased during the period due to the increase in interest-bearing deposits, competitively premium interest rates paid on the deposits, and interest expense related to the purchase of federal funds. As a result, net interest income decreased by $537,175 for the six months ended June 30, 2008 compared to the same time period in 2007.

The provision for credit losses was $145,000 for the six months ended June 30, 2008 and $150,000 for the six months ended June 30, 2007. The consistency in the provision was due to the overall strength of asset quality in the loan portfolio. Additionally, charge-offs decreased during the first six months of 2008 compared to the same time period in 2007. The allowance for loan losses consists of specific, general, and unallocated components. The adequacy for loan losses is determined by analysis of the different components. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. We regularly review and re-evaluate the allowance for loan losses. The review includes assessing the quality of our loan portfolio, prevailing and expected market and economic conditions, industry analysis, and other qualitative or environmental factors. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate.

Noninterest income decreased by 5.38% to $817,075 for the six months ended June 30, 2008 compared to $863,562 for the six months ended June 30, 2007. The decrease is attributable to a decrease in mortgage origination fees, and a decrease in income generated by service charges on deposit accounts such as overdraft fees. For the six months ended June 30, 2008, noninterest expense increased by $134,307, or 3.62% which is primarily a result of an increase in other operating expenses such as professional services and software maintenance services associated with the normal course of business and an increase in occupancy expense associated with continuing growth of the Company from the two new retail offices.

Net income for the three months ended June 30, 2008 was $566,890 compared to $860,361 for the same period last year, representing a decrease of $293,471 or 34.11%. Both basic and diluted earnings per share decreased $0.23 from $0.69 at June 30, 2007 to $0.46 at June 30, 2008. The decrease in net income is attributable to the adverse impact of a narrowing net interest margin caused by a reduction in short-term interest rates, a decrease in noninterest income, and an increase in noninterest expense. Total interest income decreased during the three month period compared to the same three month period in 2007 due primarily to a decrease in income generated from earning assets. Interest expense slightly decreased during the three month period compared to the same three month period of 2007 due to interest-bearing deposit liabilities repricing at lower interest rates. The combined effect resulted in net interest income decreasing by $317,439 in the three months ended June 30, 2008 as compared to the same period in 2007.

Following management’s second quarter evaluation of the reasonableness of the allowance for loan losses, we recorded a provision for credit losses of $100,000 for the quarter ended June 30, 2008 compared with $75,000 for the quarter ended June 30, 2007. The slight increase was primarily attributable to a specific reserve allocation related to the impaired loans discussed in the non-performing assets section. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income decreased by $67,767 or 15.19% for the three months ended June 30, 2008 compared to the same quarter in the previous year. The decrease is primarily attributable to a decrease in mortgage origination fees, a decrease in service charges on deposit accounts, and reduced income from the sales of mutual funds and annuities. Additionally, during the second quarter of 2008, Buchanan Service Corporation’s, a subsidiary of Bank of Botetourt, investment in Bankers Investment Group, LLC was merged into Infinex Financial Group via a combined stock exchange and cash transaction. The one-time merger transaction resulted in an immaterial loss which contributed to Buchanan Service Corporation’s quarterly net loss of $12,868, which adversely impacted the Bank’s noninterest income for the period. Noninterest expense for the three months ended June 30, 2008 increased by $33,335 or 1.77% over the same quarter in the previous year. The increase is primarily a result of an increase in other operating expenses associated with the normal course of business and occupancy expense resulting from the continuing growth of the Company.

Financial Condition

As a result of continued overall loan demand in our operating markets, total loans increased $6,107,197 during the six months ended June 30, 2008. We funded these new loans through increased deposits. Deposits increased by $10,821,705 due to competitive pricing and successful deposit campaigns. As a result of this deposit growth, the Company transitioned from a federal funds purchaser of $2,134,000 at December 31, 2007 to a federal funds seller during the first six months of 2008. Federal funds sold at June 30, 2008 was $1,209,000. Investment securities, including restricted equity securities decreased $1,263,822 as a result of maturing and called investment securities. Given the current interest rate environment, management elected to invest primarily in overnight and short-to-medium term investments. Total assets increased by $8,613,765 to $288,245,332 from December 31, 2007 to June 30, 2008.

Stockholders’ equity totaled $27,029,742 at June 30, 2008 compared to $26,451,390 at December 31, 2007. The $578,352 increase during the period was the result of earnings for the six months combined with capital stock issued from the exercise of employee stock options, offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $1,987,171 at June 30, 2008 and $1,643,806 at December 31, 2007. Foreclosed assets consisted of three properties totaling $1,934,766 at June 30, 2008. The Bank, at December 31, 2007, had foreclosed properties in the amount of $1,475,000. All foreclosed properties are currently being marketed for sale. Nonaccrual loans were $52,405 at June 30, 2008 and $168,806 at December 31, 2007. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $1,360,834 at December 31, 2007. Following identification of additional impaired credits in the first quarter of 2008, the trend reversed in the second quarter 2008 as prior impaired credits were paid off or reduced as a result of the sale of collateral securing the loans. As a result, impaired loan balances decreased from $3,564,866 at March 31, 2008 to $1,533,993 at June 30, 2008. Specific reserve amounts were deemed necessary on two credits at June 30, 2008 and approximately $28,000 was allocated to the reserve for these identified loans.

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

At June 30, 2008, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.65% compared to 10.83% at December 31, 2007. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 11.21% at June 30, 2008 and 11.42% at December 31, 2007. Each of these ratios exceeded the required minimum ratio of 4.0%. At June 30, 2008, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.06% compared to 9.40% at December 31, 2007. At June 30, 2008, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.50% compared to 9.87% at December 31, 2007. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. Management believes, as of June 30, 2008, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at June 30, 2008. Federal fund lines available from correspondent banks totaled $21,500,000 at June 30, 2008 and $17,000,000 at December 31, 2007. No balances were outstanding on these lines at June 30, 2008 as compared to an outstanding balance of $2,134,000 at December 31, 2007. The secondary liquidity source for both short-term and long-term borrowings consists of a $9,900,000 secured line of credit from the Federal Home Loan Bank. No balance was outstanding on this line at June 30, 2008 and December 31, 2007. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on the Bank’s 1-to-4 family residential real estate loans.

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

As a result of the management of liquidity in the steps described above, we believe that our Company maintains overall liquidity sufficient to satisfy depositors’ requirements and meet customers’ credit needs.

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

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Botetourt Bankshares, Inc. held its annual shareholders’ meeting on Wednesday, May 14, 2008, at 2:30 p.m. at the Buchanan Theatre on Main Street in Buchanan, Virginia. The matters voted upon were the election of Class II directors for a three year term, and any other business that properly came before the meeting, or any adjournment thereof. A total of 975,264 votes were cast. The vote is summarized as follows.

1.	Election of directors

Class II Director Name	Shares Voted FOR	Shares WITHHELD
G. Lyn Hayth, III	965,151	10,113
Gerald A. Marshall	975,040	224
Tommy L. Moore	975,151	113

2.	No other business came before the meeting requiring a vote.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007

3(ii).[1]	Bylaws filed on the Form 10-SB 12G on April 30, 2002

10.[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002

10.[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

13. [1]	Annual Report to Shareholders on the Form 10-K on March 27, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2[1]	Code of Ethics/Conflict of Interest Policy For Board of Directors Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006

99.3[1]	Code of Ethics & Professional Conduct For All Employees Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006

99.4[1]	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: August 5, 2008	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: August 5, 2008	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer