Form 10-Q
period 2008-09-30
BOTETOURT BANKSHARES INC
filed 2008-11-07
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of November 6, 2008 was 1,244,925.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item 1.	Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	(Unaudited) September 30, 2008	(Audited) December 31, 2007
Assets
Cash and due from banks	$7,903,929	$7,680,230
Interest-bearing deposits with banks	199,325	219,756
Investment securities available for sale	17,631,050	20,659,344
Investment securities held to maturity (fair value approximates $1,347,889 at September 30, 2008 and $1,349,603 at December 31, 2007)	1,350,000	1,350,000
Restricted equity securities	550,900	505,500
Loans, net of allowance for loan losses of $2,592,901 at September 30, 2008 and $2,291,617 at December 31, 2007	248,292,161	235,388,641
Property and equipment, net	8,390,532	8,195,018
Accrued income	1,536,047	1,629,754
Foreclosed assets	1,894,766	1,475,000
Other assets	2,239,146	2,528,324

Total assets	$289,987,856	$279,631,567

Liabilities and stockholders’ equity
Liabilities
Noninterest-bearing deposits	$35,402,487	$32,442,608
Interest-bearing deposits	223,896,583	215,663,359

Total deposits	259,299,070	248,105,967

Federal funds purchased	1,562,000	2,134,000
Accrued interest payable	1,100,964	1,400,970
Other liabilities	939,828	1,539,240

Total liabilities	262,901,862	253,180,177

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,244,925 issued and outstanding at September 30, 2008 and 1,243,300 issued and outstanding at December 31, 2007	1,244,925	1,243,300
Additional paid-in capital	1,610,334	1,577,284
Retained earnings	24,822,538	23,909,897
Accumulated other comprehensive loss	(591,803)	(279,091)

Total stockholders’ equity	27,085,994	26,451,390

Total liabilities and stockholders’ equity	$289,987,856	$279,631,567

Botetourt Bankshares, Inc.

Consolidated Statements of Income

For the Nine and Three Months ended September 30, 2008 and 2007 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans and fees on loans	$12,676,929	$13,003,632	$4,149,134	$4,336,389
Federal funds sold	45,718	298,406	1,907	148,094
Investment securities:
Taxable	359,883	479,993	127,497	160,550
Exempt from federal income tax	256,291	261,196	83,724	83,854
Dividend income	29,893	35,640	7,584	12,225
Deposits with banks	4,175	7,427	905	2,725

Total interest income	13,372,889	14,086,294	4,370,751	4,743,837

Interest expense
Deposits	5,843,988	5,951,602	1,811,707	2,104,619
Federal funds purchased	34,171	7,224	15,389	—

Total interest expense	5,878,159	5,958,826	1,827,096	2,104,619

Net interest income	7,494,730	8,127,468	2,543,655	2,639,218
Provision for loan losses	455,000	250,000	310,000	100,000

Net interest income after provision for loan losses	7,039,730	7,877,468	2,233,655	2,539,218

Noninterest income
Service charges on deposit accounts	467,219	473,912	172,941	142,001
Mortgage origination fees	152,071	179,082	43,140	57,033
Other income	652,233	622,849	238,367	213,247

Total noninterest income	1,271,523	1,275,843	454,448	412,281

Noninterest expense
Salaries and employee benefits	3,115,391	3,126,640	1,043,068	970,301
Occupancy and equipment expense	793,657	663,578	279,756	210,870
Foreclosed assets, net	83,788	35,988	47,249	4,444
Other expense	1,876,855	1,602,459	658,761	536,500

Total noninterest expense	5,869,691	5,428,665	2,028,834	1,722,115

Income before income taxes	2,441,562	3,724,646	659,269	1,229,384
Income tax expense	744,960	1,164,570	200,361	393,609

Net income	$1,696,602	$2,560,076	$458,908	$835,775

Basic earnings per share	$1.36	$2.06	$0.37	$0.67

Diluted earnings per share	$1.36	$2.05	$0.37	$0.67

Dividends declared per share	$0.63	$0.60	$0.21	$0.20

Basic weighted average shares outstanding	1,244,534	1,242,592	1,244,925	1,242,850

Diluted weighted average shares outstanding	1,245,905	1,245,843	1,246,143	1,246,057

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2008 and 2007 (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,696,602	$2,560,076
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	575,538	475,975
Net amortization of securities premiums / (accretion) discounts	1,199	(3,342)
Provision for loan losses	455,000	250,000
Deferred income taxes	(76,435)	123,318
Net realized gains on sales of assets	(1,742)	(2,796)
Write down of other real estate owned	40,000	—
Changes in assets and liabilities:
Accrued income	93,707	(73,912)
Other assets	254,726	(319,717)
Accrued interest payable	(300,006)	305,693
Other liabilities	(438,318)	214,153

Net cash provided by operating activities	2,300,271	3,529,448

Cash flows from investing activities
Net increase in federal funds sold	—	(10,685,000)
Purchases of investment securities – held to maturity	(1,250,000)	(850,000)
Purchases of investment securities – available for sale	(5,496,430)	(2,500,000)
Purchases of restricted equity securities	(45,400)	—
Maturity of investment securities – held to maturity	1,250,000	1,040,000
Maturity of investment securities – available for sale	7,550,000	5,900,000
Sale of investment securities – available for sale	505,625	—
Redemption of restricted equity securities	—	19,100
Net (increase) decrease in interest-bearing deposits with banks	20,431	(47,183)
Net increase in loans	(13,853,286)	(19,179,094)
Purchases of properties and equipment	(684,678)	(1,211,967)
Proceeds from sales of properties and equipment	20,350	150
Proceeds from sales of foreclosed assets	35,000	125,000

Net cash used in investing activities	(11,948,388)	(27,388,994)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	2,959,879	2,001,202
Net increase in interest-bearing deposits	8,233,224	22,887,377
Net decrease in federal funds purchased	(572,000)	(1,341,000)
Dividends paid	(783,962)	(745,490)
Common stock issued	34,675	22,800

Net cash provided by financing activities	9,871,816	22,824,889

Net increase (decrease) in cash & cash equivalents	223,699	(1,034,657)
Cash and cash equivalents, beginning	7,680,230	8,258,003

Cash and cash equivalents, ending	$7,903,929	$7,223,346

Supplemental disclosures of cash flow information:
Interest paid	$6,178,165	$5,653,133

Income taxes paid	$1,095,000	$981,500

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$494,766	$1,600,000

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2008 (Unaudited)

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

The consolidated financial statements as of September 30, 2008 and for the periods ended September 30, 2008 and 2007 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2007, included in the Company’s Form 10-K for the fiscal year ended December 31, 2007. The balance sheet as of December 31, 2007 was extracted from the Form 10-K for the year ended December 31, 2007.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement to cover its services provided, the Bank is also required to maintain a target balance. The target balance as of September 30, 2008 was $2,525,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30:

	2008	2007
Balance, beginning	$2,291,617	$2,502,122
Provision charged to expense	455,000	250,000
Recoveries of amounts charged off	12,905	93,889
Amounts charged off	(166,621)	(543,316)

Balance, ending	$2,592,901	$2,302,695

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

	2008		2007
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,244,534	$1.36	1,242,592	$2.06
Effect of dilutive options	1,371	—	3,251	(0.01)

Diluted earnings per share	1,245,905	$1.36	1,245,843	$2.05

The following is a reconciliation of basic and diluted earnings per share for the three months ended September 30:

	2008		2007
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,244,925	$0.37	1,242,850	$0.67
Effect of dilutive options	1,218	—	3,207	—

Diluted earnings per share	1,246,143	$0.37	1,246,057	$0.67

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2008 and December 31, 2007 is as follows:

	2008	2007
Commitments to extend credit	$35,079,000	$36,875,000
Standby letters of credit	6,417,000	6,268,000

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

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first nine months of 2008 or 2007. A summary of option activity under the Incentive Plan as of September 30, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	6,700	$22.75
Granted	—	n/a
Forfeited	—	n/a
Exercised	(1,625)	21.34

Outstanding, September 30, 2008	5,075	$23.20	15 months	$24,360

Exercisable, September 30, 2008	5,075	$23.20	15 months	$24,360

All outstanding options vested prior to January 1, 2006. Therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first nine months of 2008 or 2007.

The intrinsic value of options exercised during the first nine months of 2008 was $15,781. For the first nine months of 2007, the intrinsic value of options exercised was $19,000. Cash received during the first nine months of 2008 for options exercised was $34,675. For the first nine months of 2007, cash received for options exercised was $22,800.

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2007.

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Service cost	$202,224	$208,611	$67,408	$69,537
Interest cost	193,146	176,121	64,382	58,707
Expected return on plan assets	(251,835)	(176,928)	(83,945)	(58,976)
Amortization of net obligation at transition	—	(720)	—	(240)
Amortization of prior service cost	1,149	1,146	383	382
Amortization of net loss	7,002	22,842	2,334	7,614

Net periodic benefit cost	$151,686	$231,072	$50,562	$77,024

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that no contributions were expected to be paid prior to September 30, 2008. No contributions were made in the first nine months of 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observerable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be level 2 inputs. When the appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) September 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$17,631	$581	$17,050	$—

Total assets at fair value	$17,631	$581	$17,050	$—

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(In Thousands) September 30, 2008	Total	Level 1	Level 2	Level 3
Loans	$2,990	$—	$2,990	$—
Other real estate owned	1,895	—	1,895	—

Total assets at fair value	$4,885	$—	$4,885	$—

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

FASB Staff Position No. 157-3 clarified the application of SFAS No. 157, “Fair Value Measurements”, for determining the fair value of a financial asset when the market for that financial asset is not active. The Company has no assets in non-active markets.

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

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”), effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 7) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 9. Subsequent Events

Declaration of Cash Dividend

On October 22, 2008, the Company declared a third quarter $0.21 cash dividend per common share payable on November 10, 2008 to shareholders of record on October 22, 2008.

Modification of Defined Benefit Pension Plan

The Company’s Board of Directors’ Compensation Committee conducted a strategic review of long term employee benefits in 2008, looking specifically at salary and benefits provided by peer institutions and benefits that reasonably may help us continue to attract and retain key employees. As a part of that review, the Board of Directors determined that the Company’s Master Defined Benefit Plan needed to be adjusted. For years of service from October 1, 2008, the accrued benefit under that plan will be 1.00% (rather than the previous 1.30%) of average compensation multiplied by a formula of years of service (up to 35 years) plus 0.75% of excess compensation, as defined in the Plan, multiplied also by years of service (again, up to 35 years), paid on a monthly basis. Management expects that some or all savings to the Company, if any, will be invested in other key employee benefits not yet determined.

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

Results of Operations

Net income for the nine months ended September 30, 2008 was $1,696,602 compared to $2,560,076 for the same period last year, representing a decrease of $863,474 or 33.73%. Basic earnings per share decreased $0.70 from $2.06 at September 30, 2007 to $1.36 at September 30, 2008. Diluted earnings per share decreased $0.69 from $2.05 at September 30, 2007 to $1.36 at September 30, 2008. The decrease in net interest income significantly contributed to the decrease in net income for the nine months ended September 30, 2008. The Company’s earnings have been impacted by the compression of its net interest margin, resulting from the effects of easing monetary policy actions by the Federal Open Market Committee (“FOMC”) during 2008. As the FOMC lowers its target rates, the Bank’s assets, such as variable rate loans, reprice more quickly than its liabilities, such as deposits, reducing our net interest margin, reflective of an asset-sensitive balance sheet position. The Company also experienced higher noninterest expense during the first nine months of 2008, attributable primarily to increased occupancy expense related to the recent branch footprint expansion of two new retail offices, other operating expenses such as computer software depreciation, FDIC insurance premiums, and other professional services. Additionally, during the first nine months of 2008, the Company incurred foreclosed assets expenses associated with the holding phase of other real estate owned.

Interest-earning assets increased $7,155,322 from $263,461,015 at September 30, 2007 to $270,616,337 at September 30, 2008. Total interest income decreased in the first nine months of 2008 as compared to the first nine months of 2007 due primarily to a decrease in interest rates on variable rate loans, a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio, and lower interest earned on federal funds sold. Interest-bearing liabilities increased $9,110,367 to $225,458,583 at September 30, 2008 from $216,348,216 at September 30, 2007. Total interest expense decreased during the period due to a lower interest rate environment resulting in lower interest paid on interest-bearing deposits. Net interest income decreased by $632,738, or 7.79%, for the nine months ended September 30, 2008 compared to the same time period in 2007.

The expense provision for credit losses was $455,000 for the nine months ended September 30, 2008 and $250,000 for the nine months ended September 30, 2007. The increase in the expense provision was due to potential exposure from identified impaired loans. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The allowance consists of specific, general and unallocated components. We regularly review and re-evaluate the allowance for loan losses and the adequacy of the allowance is determined by analysis of the different components. The specific component addresses nonperforming and problem loans. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses including external risk factors that management believes affect the overall lending environment including levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting practices, experience, ability, and depth of lending management and staff, national and local economic trends and conditions, banking industry conditions, and the effect of changes in credit concentrations. A foreseeable impact from deteriorating economic conditions was quantified in the unallocated environmental factors pool component of the allocation. Net charge-offs decreased during the first nine months of 2008 compared to the same time period in 2007. Management believes the expense provision and the resulting allowance for loan losses are adequate and appropriate. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Our current market environment, with an expected national and global recession coupled with anticipated increases in unemployment, makes default risk even higher and more difficult to quantify.

Noninterest income decreased by 0.34% to $1,271,523 for the nine months ended September 30, 2008 compared to $1,275,843 for the nine months ended September 30, 2007. The decrease is attributable to a decrease in mortgage origination fees and a decrease in income generated by service charges on deposit accounts such as overdraft fees. For the nine months ended September 30, 2008, noninterest expense increased by $441,026, or 8.12%, which is primarily a result of an increase in other operating expenses, such as FDIC insurance premiums following the expiration of the one-time assessment credits, professional services and computer software maintenance services associated with the normal course of business, and an increase in occupancy expense associated with the continuing retail office growth of the Company.

Net income for the three months ended September 30, 2008 was $458,908 compared to $835,775 for the same period last year, representing a decrease of $376,867 or 45.09%. Both basic and diluted earnings per share decreased $0.30 from $0.67 at September 30, 2007 to $0.37 at September 30, 2008. The decrease in net income is attributable to the adverse impact of a narrowing net interest margin caused by a reduction in short-term interest rates. During the third quarter, the Emergency Economic Stabilization Act of 2008 was passed and the FOMC, in collaboration with other global central banks, lowered interest rates at an emergency interim meeting. The Company’s earnings were adversely impacted by the declining interest rate environment due to the Company’s asset sensitive balance sheet position. Additionally, noninterest expense increased for the three months ended September 30, 2008. Total interest income decreased during the three month period compared to the same three month period in 2007 due primarily to a decrease in interest income. Interest expense decreased during the three month period compared to the same three month period of 2007 due to interest-bearing deposit liabilities repricing at lower interest rates. The combined effect resulted in net interest income decreasing by $95,563, or 3.62%, in the three months ended September 30, 2008 as compared to the same period in 2007.

Following management’s third quarter evaluation of the reasonableness of the allowance for loan losses, we recorded an expense provision for credit losses of $310,000 for the quarter ended September 30, 2008 compared with $100,000 for the quarter ended September 30, 2007. The increase was primarily attributable to a specific reserve allocation related to the impaired loans discussed in the non-performing assets section and an increased allocation in the environmental factors pool associated with a contracting economy. Management believes the expense provision and the resulting allowance for loan losses are adequate and appropriate.

Noninterest income increased by $42,167 or 10.23% for the three months ended September 30, 2008 compared to the same quarter in the previous year. The increase is primarily attributable to an increase in service charges on deposit accounts, income from credit and debit card activity, offset by a decrease in mortgage origination fees. Noninterest expense for the three months ended September 30, 2008 increased by $306,719 or 17.81% over the same quarter in the previous year. The increase is the result of an increase in other operating expenses associated with the normal course of business, including personnel and occupancy expense resulting from the continuing growth of the Company combined with expenses associated with the maintenance of foreclosed assets and the recognition of reduced fair value of one other real estate owned property.

Financial Condition

As a result of continued overall loan demand in our operating markets, total loans increased $13,204,804 during the nine months ended September 30, 2008. We funded these new loans primarily through increased deposits. Deposits increased by $11,193,103 due to competitive pricing and successful deposit campaigns. The Company used federal funds to meet any short-term daily funding needs. At September 30, 2008, the Company had purchased federal funds in the amount of $1,562,000 compared to $2,134,000 at December 31, 2007. Investment securities, including restricted equity securities decreased $2,982,894 as a result of maturing, called, and sold investment securities. Total assets increased by $10,356,289 to $289,987,856 from December 31, 2007 to September 30, 2008.

Stockholders’ equity totaled $27,085,994 at September 30, 2008 compared to $26,451,390 at December 31, 2007. The $634,604 increase during the period was the result of earnings for the nine months combined with capital stock issued from the exercise of employee stock options, offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $3,172,666 at September 30, 2008 and $1,643,806 at December 31, 2007. Foreclosed assets consisted of three properties totaling $1,894,766 at September 30, 2008, following a revaluation of all properties and reducing the carrying amount by $40,000 to reflect current market prices. The Bank, at December 31, 2007, had foreclosed properties in the amount of $1,475,000. All foreclosed properties are currently being marketed for sale. Nonaccrual loans were $1,277,900 at September 30, 2008 and $168,806 at December 31, 2007. The increase was primarily a result of one credit relationship placed in nonaccrual status during the third quarter. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $1,360,834 at December 31, 2007. Two additional impaired credit relationships, both secured by real estate collateral, were identified in the third quarter of 2008. As a result, impaired loan balances increased to $2,990,039 at September 30, 2008. Specific reserve amounts were deemed necessary on three credits at September 30, 2008. Approximately $124,000 of the reserve has been allocated for these identified impaired loans, including one of the newly identified credit relationships.

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

At September 30, 2008, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.54% compared to 10.83% at December 31, 2007. The Company’s risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 11.11% at September 30, 2008 and 11.42% at December 31, 2007. Each of these ratios exceeded the required minimum ratio of 4.0%. At September 30, 2008, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.15% compared to 9.40% at December 31, 2007. At September 30, 2008, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.59% compared to 9.87% at December 31, 2007. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. Management believes, as of September 30, 2008, that the Company and the Bank met all capital adequacy requirements to which we are subject.

With the passage of the Emergency Economic Stabilization Act of 2008 and as part of the U.S. Treasury’s Troubled Asset Relief Program, a Capital Purchase Program was introduced to the banking industry. All financial institutions are eligible to apply for a capital injection from the U.S. Department of Treasury in an effort to strengthen their capital positions and have the ability to make credit prudently available in their lending markets. Irrespective of the overall capital strength of the Bank and the Company, we are evaluating the Capital Purchase Program to see if the plan would be beneficial to the Company in the long-term.

Liquidity

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at September 30, 2008. Federal fund lines available from correspondent banks totaled $23,000,000 at September 30, 2008 and $17,000,000 at December 31, 2007. The outstanding balance on these lines was $1,562,000 at September 30, 2008, as compared to $2,134,000 at December 31, 2007.

The secondary liquidity source for both short-term and long-term borrowings consists of a $13,086,000 secured line of credit from the Federal Home Loan Bank (“FHLB”). During the third quarter, the Company pledged specific loans as collateral to increase our secured borrowing capacity from the FHLB. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. No balance was outstanding on this line at September 30, 2008 and December 31, 2007.

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

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007

3.2[1]	Amended and Restated Bylaws filed on the Form 8-K on October 14, 2008

10.[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002

10.[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: November 6, 2008	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: November 6, 2008	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer