Form 10-K
period 2008-12-31
BOTETOURT BANKSHARES INC
filed 2009-03-26
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49787

BOTETOURT BANKSHARES, INC.

(Exact Name of Issuer as Specified in Its Charter)

Virginia	54-1867438
(State of other jurisdiction of Incorporation of organization)	(I.R.S. Employer Identification Number)

19747 Main Street Buchanan, Virginia	24066
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,104,029 shares) computed by reference to the closing price of such stock was $35,328,928 as of June 30, 2008.

The number of shares of outstanding common stock of the issuer as of March 26, 2009 is 1,245,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 27, 2009 to be delivered to shareholders in connection with the annual meeting of stockholders to be held May 13, 2009, are incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

Botetourt Bankshares, Inc.

Form 10-K

December 31, 2008

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

Location and Service Area

A substantial portion of the Company’s market is located in the larger Roanoke Valley Metropolitan Statistical Area (MSA). This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and relatively modest governmental employment. The Roanoke MSA is the commercial center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northeast of Charlotte, North Carolina, 178 miles southeast of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Virginia Western Community College, Roanoke College, Hollins University, Jefferson College of Health Sciences, National College, ECPI College of Technology, Dabney S. Lancaster Community College, Virginia Military Institute, Washington and Lee University, and Southern Virginia University are located in Bank of Botetourt’s market areas. The Roanoke Higher Education Center along with Greenfield Education & Training Center, located in Botetourt County, makes higher education and workforce training assessable in the region. Virginia Tech and Radford University are each a 45-minute drive away. Virginia Tech and Carilion Health Systems plan to operate jointly a private medical school, located in downtown Roanoke, adjacent to Carilion Roanoke Memorial Hospital.

The population in the Roanoke MSA was estimated at 296,500 at year-end 2007 and projected to be 297,700 by 2010. The Roanoke MSA’s recent growth has been slower than that in other key Virginia markets, according to the Virginia Employment Commission. The Roanoke MSA had an unemployment rate of 5.1% in December 2008, below average when compared with 5.2% for Virginia and 7.1% nationally for the same date.

Over 6,500 businesses operate in the Roanoke MSA. The business community in the Roanoke MSA is diverse and thus the region is not heavily reliant on one industry. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, health care and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers, although they do not directly affect the Company’s performance, since these employers are not close to the Bank’s current branch locations. Other large employers include Norfolk Southern Corporation, Wachovia Corporation/Wells Fargo & Company, The Kroger Co., General Electric Co., Advance Stores Company, Inc., ITT Night Vision, Wal Mart, Allstate, and American Electric Power. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include Mohawk Carpet, Dynax America Corporation, Roanoke Cement Company, JTEKT Corporation (formerly Koyo Steering Systems of USA, Inc.), Virginia Forge, Gala Industries, and local school districts.

Banking Services

The Bank operates for the primary purpose of providing an adequate return to our shareholders while safely meeting the banking needs of individuals and small to medium sized businesses in the Bank’s service area by developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans. Other Bank services include safe deposit boxes, notary public, Medallion signature guarantees, consumer online banking, bill payment and e-statements, cash management services through business online banking, VISA Travel Money cards, wire transfers, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate proprietary automated teller machines and offer surcharge free ATMs at Sheetz locations and by participating in the No Sur program. We also offer VISA credit and debit card services.

The Bank’s primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses. Buchanan Service Corporation, a subsidiary of Bank of Botetourt, provides non-traditional banking services for customers of the Bank, including insurance services and title insurance services. The Bank does not provide trust services.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 93.20% of the earning assets of the Bank at December 31, 2008 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Management Loan Committee for approval. The Management Loan Committee is composed of the President, Chief Risk Office, Vice President—Credit Administration, and senior commercial lending officers. Any aggregate credit that exceeds the authority of the Management Loan Committee is forwarded to the Loan Committee which is composed of the Bank Chairman and CEO, President, Chief Risk Officer, the Vice President—Credit Administration, all commercial loan officers, and three outside directors. All aggregate credits that exceed the Loan Committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The Loan Committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2008 the Bank had 31.35% of the loan portfolio in single and multi-family housing, 26.82% in non-farm, non-residential loans, 4.29% in farm related real estate loans and 23.90% in real estate construction and land development loans. The Bank’s loan portfolio also includes commercial and agricultural production loans totaling 7.89% of the portfolio at year-end 2008.

Consumer loans make up approximately 5.35% of the total loan portfolio at December 31, 2008. Consumer loans include loans for household expenditures, car loans and other loans to individuals, including credit cards. While this category traditionally has a high percentage of charge-offs relative to all classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base. Other loans and leases, including loans to municipalities and loans to depository institutions amounted to 0.40%.

All loans in the Bank’s portfolio are subject to risk from the condition of the economy in the Bank’s area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. The Bank does not engage in sub-prime lending activities. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and cash flow, including the ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not critically affected by downturns in the economy. Due to the diversity of business, commercial, and employment opportunities, the Roanoke region is predicted to have a milder and shorter recession than the nation.

Investments

The Bank invests a portion of its assets in U.S. Treasury issues, Government-sponsored enterprises debt instruments, state, county and municipal obligations, and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loans or to offset fluctuations in deposits. The Bank does not engage in any hedging activities. Additionally, the Bank does not own any Government-sponsored enterprises equity securities.

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised 75.57% of the Bank’s total deposits at December 31, 2008. Certificates of deposit in denominations of $100,000 or more represented the remaining 24.43% of deposits at year end. At December 31, 2008 the Bank had one brokered deposit, in the amount of $1,000,000 from the Commonwealth of Virginia—Department of the Treasury.

Company Website and SEC Filings

The Company maintains an internet website at www.bankofbotetourt.com. This website contains information relating to the Company and its business. Stockholders of the Company and the public may access the Company’s periodic and current reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, through the “Shareholder Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. Relevant committee charters, financial reports, and other important information about the Company also are available from this site. This information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Employees

At December 31, 2008, the Company had 90 full time and 13 part time employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

Currently, in Botetourt County, the Company competes with six other commercial banks that operate 14 branches in the county. In the Federal Deposit Insurance Corporation’s Summary of Deposits for June 30, 2008, the Company held 39.12% of the deposits in Botetourt County, which represents the largest market share of all financial institutions. The Company held 16.33% of the market share of Rockbridge County, 3.97% of the market share of Roanoke County, and 0.23% of the market share of Franklin County at the same date.

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

General

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. It comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. Compliance with this complex legislation and with subsequent Securities and Exchange Commission rules has since been a major focus of all public corporations in the United States, including the Company. Among the many significant provisions of the Sarbanes-Oxley Act, Section 404 and related Securities and Exchange Commission rules created increased scrutiny by management, the internal audit department, and external auditors of our systems of internal controls over financial reporting. While management expects the Company to continue incurring additional expenses in complying with the requirements of the Sarbanes-Oxley Act, it anticipates that those expenses will not have a material effect on the Company’s results of operations or financial condition.

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

The Gramm-Leach-Bliley Act (the “GLBA”) was enacted in November 1999 and broadly rewrote financial services legislation. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. Subject to restrictions, the GLBA permits financial holding companies to engage directly in a broader range of activities than are permissible for a bank holding company. These include underwriting insurance, providing investment advice and underwriting securities, among others.

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

In October 2008 deposits at FDIC-insured institutions became insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor, unless increased coverage is made permanent by pending legislation. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, was increased permanently to $250,000 per depositor in 2006.

In December 2008, the Bank began participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

In February 2009, the FDIC amended the restoration plan for the Deposit Insurance Fund. The plan will impose an emergency special assessment on all banks during 2009 in an effort to restore the Deposit Insurance Fund to an acceptable level. The special assessment will increase the Bank’s insurance premiums expense in 2009, although it cannot be quantified until the June 30, 2009 measurement date.

In December 2008, the Bank opted out of participating in the FDIC’s Debt Guarantee Program as the Bank and Company had no senior unsecured debt at the September 30, 2008 measurement date.

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

The Company elected not to file an application to participate in the U.S. Treasury’s Department’s Capital Purchase Program during the fourth quarter of 2008. We are committed to remain well-capitalized without participation in the program. Additionally, we did not feel that participation promoted the best interest of our stockholders.

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

Reporting Terrorist Activities

The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist attacks and other terrorist activities as they may occur and are investigated. The FBI has requested, and will request in the future, that the Bank search its records for any relationships or transactions with persons on those lists. In addition, on an ongoing basis, the Office of Foreign Assets Control (“OFAC”), a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze that account, file a suspicious activity report and notify the FBI. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.

In October 2001, the USA PATRIOT Act was enacted to facilitate information sharing among entities within the government and financial institutions to combat terrorist activities and to expose money laundering. The USA PATRIOT Act is considered a significant piece of banking law with regard to disclosure of information related to certain customer transactions. Financial institutions are permitted to share information with one another, after notifying the United States Department of the Treasury, in order to better identify and report to the federal government activities that may involve terrorist activities or money laundering. Under the USA PATRIOT Act financial institutions are obligated to establish anti-money laundering programs, including the development of a customer identification program and to review all customers against any list of the government that contains the names of known or suspected terrorists. The USA PATRIOT Act does not have a material or adverse impact on the Bank’s products or services, but this Act results in additional cost of compliance and reporting obligations.

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

The United States is currently experiencing an economic recession. The recession is characterized by falling home prices, rising unemployment, plunging stock prices, and tight credit conditions while short-term inflationary pressures are not concerning. These issues have had an adverse impact on the overall health of the economy. Additionally, the recessionary impact expends beyond the nation’s border. Global financial markets are turbulent. The interest rate reductions during 2008 adversely impacted earnings across the banking industry.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company and the Bank are headquartered in the Main Office at 19747 Main Street, Buchanan, Virginia. In addition, the Bank owns and operates retail banking offices in Virginia located at 670 Roanoke Road in Daleville, 58 Railroad Avenue in Eagle Rock, 5462 Lee Highway in Troutville, 3801 Challenger Avenue and 3130 Peters Creek Road in Roanoke, 65 East Midland Trail in Lexington, 5905 North Lee Highway in Fairfield, 51 First Watch Drive in Moneta, and 9 Lloyd Tolley Road in Natural Bridge Station. The Bank owns additional facilities that are utilized for its Operations Center at 19800 Main Street in Buchanan, and its Loan Administration Center at 21 Stoney Battery Road in Troutville. The Company also owns a parcel of land in the Hollins area of Roanoke County, Virginia. We currently intend to use the land for the future location of a full-service branch facility. No construction plans or commencement date has been established. The Bank owns all of its properties and considers them adequate.

Item 3.	Legal Proceedings

In the normal course of business the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Company’s shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the NASDAQ Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2008 to December 31, 2008, the selling price of shares of Common Stock ranged from $26.00 to $39.00. There may, however, have been other transactions at other prices not known to the Company. As of March 3, 2009, there were approximately 860 record holders of Common Stock.

Market Price

	High	Low
2007:
1st Quarter	$46.00	$36.75
2nd Quarter	45.00	38.00
3rd Quarter	43.00	39.00
4th Quarter	43.00	32.35

2008:
1st Quarter	37.00	31.05
2nd Quarter	33.00	28.00
3rd Quarter	39.00	27.50
4th Quarter	32.00	26.00

Dividends Declared

2007
January	$0.20
April	0.20
July	0.20
October	0.20

2008
January	0.21
April	0.21
July	0.21
October	0.21

The Company is a legal entity separate and distinct from its subsidiary, and its cash revenues depend primarily on the payment of dividends from the Bank. The Bank is subject to certain legal restrictions on the amount of dividends it is permitted to pay to the Company. In addition, the final determination of the timing, amount and payment of dividends on shares of the Company’s Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and the Bank, the financial condition of the Company, such as the capital position relative to loans, deposits, and total assets and growth trends along with other factors, including general economic conditions and applicable governmental regulations and policies.

The following table summarizes the equity compensation plan as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security shareholders	4,700	$23.21	—
Equity compensation plans not approved by security holders	—	—	—

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

These risks and inherent uncertainties should be considered in evaluating forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which are specific as of the date of the report.

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating Botetourt Bankshares, Inc.’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

Botetourt Bankshares, Inc., the parent company of Bank of Botetourt, has ten full-service offices operating in the four Virginia counties of Botetourt, Roanoke, Rockbridge and Franklin. Buchanan Service Corporation, a subsidiary of Bank of Botetourt, provides non-traditional banking services for customers of the Company, including insurance services and title insurance services. The individual market conditions of each county vary from rural to urban with Botetourt County being the most rural and Roanoke County the most urban. The southern portion of Botetourt County has enjoyed both residential and industrial growth due to the development of subdivisions and industrial parks. Bank of Botetourt and bank personnel work with local government and business leaders in an effort to continue to attract industry to our entire market area.

This past year was a most challenging one for the banking industry, a year filled with financial market turmoil, unprecedented actions by government policymakers, loss of confidence in our economic system, and extraordinary challenges not encountered in the past seventy-five years. The overall national economy has been mired in a recession that in some respects is the worst since the Great Depression and the economic downturn has reached global proportions. Beginning with the collapse of the residential mortgage industry and a decline in housing prices, both housing starts and home sales witnessed dramatic declines, which impacted residential real estate developers. In addition, the stock market during the year lost approximately thirty percent of its value. All of these events had an adverse impact on the Company in 2008. The stress on loans to residential real estate developers resulted in the need for an increase in the provision for loan losses and the decline in the value of assets in the employer defined benefit plan had a negative impact on the equity position of the Company. However, in spite of the negative environment, we remain optimistic long term. The Company experienced continued growth in both loans and deposits, and we are committed to extend credit wisely in our market area to promote local economic activity. Additionally, despite these challenges, the Company remained profitable and well-capitalized by regulatory standards.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in this Annual Report for the year ended December 31, 2008 contain a summary of its significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to this area critical.

Results of Operations

Earnings decreased by 64.71% in 2008 to $1.2 million compared to $3.4 million for 2007 and $3.5 million for 2006. The decrease was a direct impact of the economic recession. The lower earnings were primarily due to the result of expensing $1.89 million into the loan loss reserve during the year, which management deemed a prudent and appropriate measure due to the current economic environment and the increase in impaired loans. Return on average assets was 0.42% in 2008, 1.24% in 2007, and 1.41% in 2006 compared to peer group banks for which return on assets was 0.46% in 2008, 0.93% in 2007, and 1.10% in 2006. Our peer group includes all insured domestic commercial banks having assets between $100 million and $300 million in a metropolitan area with three or more full service offices. During 2008, 2007 and 2006, revenues from the Bank of Botetourt represented greater than 99% of Botetourt Bankshares, Inc.’s total revenues.

The total assets of Botetourt Bankshares, Inc. grew to $294.4 million in 2008 from $279.6 million in 2007, a 5.29% increase. Average equity to average assets demonstrates the Company’s strong capital position with a ratio of 9.23% at December 31, 2008. Our capital position continues to be in line with our peer group’s average of 9.40%.

Table 1. Net Interest Income and Average Balances (thousands)

	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Cost(2)	Average Balance	Interest Income/ Expense	Yield/ Cost(2)	Average Balance	Interest Income/ Expense	Yield/ Cost(2)
Interest-earning assets:
Deposit with banks	$204	$5	2.45%	$199	$10	5.03%	$242	$12	4.96%
Taxable investment securities	10,519	476	4.53%	14,622	625	4.27%	20,216	787	3.89%
Nontaxable investment securities	8,984	377	4.20%	9,150	396	4.33%	9,636	415	4.31%
Federal funds sold	2,069	46	2.22%	7,663	379	4.95%	6,996	340	4.86%
Loans, net(1)	244,348	16,831	6.89%	220,001	17,584	7.99%	194,081	15,401	7.94%

Total interest-earning assets	266,124	17,735		251,635	18,994		231,171	16,955

Yield on average interest-earning assets			6.66%			7.55%			7.33%

Noninterest-earning assets:
Cash and due from banks	7,123			7,089			6,540
Property and equipment	8,360			6,186			5,694
Interest receivable and other	6,871			5,796			3,935

Total noninterest-earning assets	22,354			19,071			16,169

Total assets	$288,478			$270,706			$247,340

Interest-bearing liabilities:
Demand deposits	$21,674	26	0.12%	$20,777	40	0.19%	$20,812	30	0.14%
Savings and money markets	32,642	271	0.83%	34,300	560	1.63%	37,237	514	1.38%
Time deposits	169,098	7,282	4.31%	154,446	7,464	4.83%	130,355	5,504	4.22%
Other borrowings	1,781	44	2.47%	154	9	5.84%	648	36	5.56%

Total interest-bearing liabilities	225,195	7,623		209,677	8,073		189,052	6,084

Cost on average interest-bearing liabilities			3.39%			3.85%			3.22%

Noninterest-bearing liabilities
Demand deposits	33,673			33,348			34,030
Interest payable and other	2,978			2,746			1,354

Total noninterest-bearing liabilities	36,651			36,094			35,384

Total liabilities	261,846			245,771			224,436
Stockholders’ equity	26,632			24,935			22,904

Total liabilities and stockholders’ equity	$288,478			$270,706			$247,340

Net interest income		$10,112			$10,921			$10,871

Net yield on interest-earning assets			3.80%			4.34%			4.70%

(1)	Average loan balances include nonaccrual loans and are net of loan loss reserve.

(2)	The amounts are not adjusted for tax equivalent yield on tax-exempt investments.

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

Net interest income was $10.1 million in 2008 and $10.9 million in both 2007 and 2006. Net interest income decreased as both interest income and interest expense decreased in 2008, with interest income declining at a faster pace. This is a result of the Bank’s asset sensitive balance sheet. Our rate sensitive assets (primarily loans) repriced at lower market rates than our rate sensitive liabilities (primarily deposits). This sensitivity position was exacerbated by the Federal Open Market Committee’s reduction of short term interest rates by 400 basis points in 2008. Additionally, net interest margin was adversely impacted by the competition for deposits during a majority of 2008, in which market rates were premium compared to the surpressed interest rate environment. This ongoing competition for deposits, combined with soft loan demand, continues to compress net margins. Additional factors influencing net interest margin include aggressive pricing and competition from unregulated organizations. The net interest margin for 2008 decreased by 54 basis points to 3.80% compared to 4.34% for 2007 and decreased by 90 basis points from 4.70% for 2006. The effects of changes in volumes and rates on net interest income in 2008 compared to 2007, and 2007 compared to 2006, are shown in Table 2.

Interest income for 2008 decreased by $1.3 million, or 6.8%, to $17.7 million from $19.0 million in 2007. Interest income in 2006 totaled $17.0 million. The decrease in interest income in 2008 from 2007 was the result of the historically low interest rate environment. Conversely, the increase in interest income in 2007 from 2006 was the result of an increase in loan volume and a rising interest rate environment.

Interest expense decreased in 2008 by $0.5 million, or 6.2%, to $7.6 million from $8.1 million in 2007. Even though deposits grew slightly, the decrease in 2008 was due to a smaller annual percentage growth in deposits combined with a lower interest rate environment. In contrast, the increase in 2007 from 2006 was due to both growth in interest-bearing deposits and higher interest rates paid on deposits. From 2007 to 2008, interest paid on time deposits, which make up the largest portion of interest-bearing deposits, increased $182,000, or 2.4%. The average rate paid on time deposits decreased 52 basis points to 4.31% in 2008 from 4.83% in 2007.

Table 2. Rate/Volume Variance Analysis (thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Interest Income/ Expense Variance	Variance(1) Attributed To		Interest Income/ Expense Variance	Variance(1) Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets:
Deposits in other banks	$(5)	$(5)	$—	$(2)	$—	$(2)
Taxable investment securities	(149)	39	(188)	(162)	89	(251)
Nontaxable investment securities	(19)	(12)	(7)	(19)	2	(21)
Federal funds sold	(333)	(143)	(190)	39	6	33
Loans(2)	(753)	(3,780)	3,027	2,183	112	2,071

Total	(1,259)	(3,901)	2,642	2,039	209	1,830

Interest-bearing liabilities:
Demand deposits	(14)	(16)	2	10	10	—
Savings deposits	(289)	(263)	(26)	46	81	(35)
Time deposits	(182)	(1,407)	1,225	1,960	860	1,100
Other borrowings	35	(2)	37	(27)	2	(29)

Total	(450)	(1,688)	1,238	1,989	953	1,036

Net interest income	$(809)	$(2,213)	$1,404	$50	$(744)	$794

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

(2)	Balances of nonaccrual loans have been included in average loan balances.

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

Interest rate risk is measured by the changes in interest rates and its impact on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin resulting from changes in interest rates, to the extent practical. Table 3 shows the sensitivity of the Bank’s balance sheet on December 31, 2008 where it appeared to be asset-sensitive with earning assets exceeding interest-bearing liabilities subject to changes in interest rates. Included in the interest-bearing liabilities subject to interest rate changes within three months are NOW accounts, money market accounts, and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits but whose rates can change immediately at the bank’s discretion. The Bank appears to be liability-sensitive in the four to twelve months time horizon and asset-sensitive in the thirteen to sixty months and greater than sixty months time horizons.

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

Table 3. Interest Rate Sensitivity (thousands)

	December 31, 2008 Maturities/Repricing				Total
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months
Earnings assets:
Loans	$85,321	$37,863	$110,654	$22,883	$256,721
Investments	340	1,638	8,747	7,194	17,919
Interest-bearing deposits with banks	201	—	—	—	201
Federal funds sold	—	—	—	—	—

Total	$85,862	$39,501	$119,401	$30,077	$274,841

Interest-bearing deposits:
NOW accounts	$9,427	$—	$—	$—	$9,427
Money market	22,652	—	—	—	22,652
Savings	19,026	—	—	—	19,026
Certificates of deposit	22,352	92,691	64,580	—	179,623
Federal funds purchased	1,113	—	—	—	1,113

Total	$74,570	$92,691	$64,580	$—	$231,841

Interest sensitivity gap	$11,292	$(53,190)	$54,821	$30,077	$43,000
Cumulative interest sensitivity gap	$11,292	$(41,898)	$12,923	$43,000	$43,000
Ratio of sensitivity gap to total earning assets	4.11%	(19.35)%	19.95%	10.94%	15.65%
Cumulative ratio of sensitivity gap to total earning assets	4.11%	(15.24)%	4.70%	15.65%	15.65%

The Bank has established risk measures, limits, and policy guidelines for managing our overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with senior management’s Asset/Liability Committee, with oversight by the Board of Directors. Management seeks to balance the earnings potential and interest rate risk position, both of which are within stated Bank policy tolerance parameters at December 31, 2008.

On a quarterly basis, the ALM position is measured using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate positive and negative 100, 200 and 300 basis point change in market interest rates. The model also incorporates management’s forecasts for balance sheet growth, noninterest income, noninterest expense, and dividend payments. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The model simulation is intended to provide a measure of the degree of volatility that interest rate movements may impact our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Back testing results showing the model’s past predictions to actual results in 2008 were favorable and deemed the model credible for management’s reliance.

The model also estimates interest rate sensitivity by performing similar shocks to the balance sheet’s market value of equity. Known as economic value of equity, this measurement is generally considered a good additional measurement of long-term interest rate sensitivity.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on a growing deposit account base including charges for insufficient funds items and fees charged for nondeposit services such as safe deposit box rental fees. Mortgage loan origination fees and title insurance commissions also are a significant source of the Company’s noninterest income. In 2008 and 2007, mortgage origination fees decreased due to a decline in residential real estate loan activity amid a weak housing sector at the nucleus of the national recession. Noninterest income totaled $1.8 million in 2008, an increase of $0.1 million from the $1.7 million recorded in 2007. Primary sources of noninterest income for the past two years are summarized in Table 4.

Table 4. Sources of Noninterest Income (thousands)

	2008	2007
Service charges on deposit accounts	$1,002	$927
Other service charges and fees	197	193
Mortgage origination fees	201	245
Title insurance commissions	134	106
Safe deposit box rent	22	20
Gain on the sale of securities	6	—
Other income	266	187

Total noninterest income	$1,828	$1,678

Noninterest Expense

Noninterest expense for 2008 increased by $1.0 million or 13.5% to $8.4 million from $7.4 million recorded in 2007 (see Table 5). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 70.4% in 2008 and 58.9% in 2007. An increase in the overhead ratio in 2008 is attributed to several factors. The decrease in net interest income is reflective of operating in a lower interest rate environment whereby our interest income sources reduced at a faster pace than our interest expenses. Additionally, our noninterest income sources increased but did not offset our increases in noninterest expenses.

Personnel expense, including salaries, wages, and employee benefits is the primary noninterest expense of the Company. There was a slight increase in total personnel expense in 2008, attributable to a nominal increase in salaries and wages. The increase in occupancy expense and furniture and equipment is related to the addition of two recent full-service offices in the retail footprint expansion. Expenses related to foreclosed assets increased significantly in 2008 due to expenses associated with holding other real estate acquired during the year, a loss on sale, and the write down of other real estate owned. Table 5 provides a further breakdown of noninterest expense for the past two years.

Table 5. Noninterest Expense (thousands)

	2008	2007
Salaries & wages	$3,220	$3,133
Employee benefits	1,011	1,091

Total personnel expense	4,231	4,224
Occupancy expense	540	414
Furniture & equipment	756	639
Printing & supplies	178	135
FDIC deposit insurance	143	27
Professional services	179	152
Postage	107	94
Telephone	155	136
Courier fees	50	61
Education & seminars	44	36
Travel expense	39	36
Director fees and expense	96	93
Advertising and public relations	207	178
Insurance	49	37
Capital stock tax	177	173
Outside services	266	219
Foreclosed assets, net	394	55
Other operating expense	790	706

Total noninterest expense	$8,401	$7,415

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

Income tax expense (substantially all Federal) was $0.5 million in 2008 and $1.5 million in 2007 representing 27.3% and 31.6% of income before income taxes, respectively. Tax expense decreased $1,096,973 or 70.8% from 2007 to 2008 as a result of lower earnings.

The Bank’s deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in provisions for loan losses, depreciation, deferred compensation, deferred income, pension expense, and investment security discount accretion.

At December 31, 2008, the Company had a net deferred income tax asset of approximately $1,565,000, which was included in other assets, compared to a net deferred income tax asset of $522,000 at December 31, 2007 which also was included in other assets. The deferred income tax asset in 2008 consisted primarily of a deferred tax benefit of a $1,150,000 temporary difference in provision for loan losses and a $678,000 temporary difference in defined benefit plan offset by a $308,000 temporary difference in depreciation and a $203,000 temporary difference in accrued pension cost.

Earning Assets

Average earning assets increased $14.5 million in 2008 from the 2007 average of $251.6 million. Total average earning assets represented 92.3% and 93.0% of total average assets in 2008 and 2007, respectively. The percent mix of average earning assets changed in 2008 with increases in average loans and a decrease in investment securities and federal funds sold. Average nonearning assets increased in 2008 as a result of additional premises and equipment for branch expansion, and an increase in other assets, primarily due to an increase in foreclosed properties. A summary of average assets for the past three years is shown in Table 6.

Table 6. Average Asset Mix (thousands)

	2008		2007		2006
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$244,348	84.7%	$220,001	81.3%	$194,081	78.5%
Investment securities	19,503	6.8%	23,772	8.8%	29,852	12.1%
Federal funds sold	2,069	0.7%	7,663	2.8%	6,996	2.8%
Deposits in other banks	204	0.1%	199	0.1%	242	0.1%

Total earning assets	266,124	92.3%	251,635	93.0%	231,171	93.5%

Nonearning assets:
Cash and due from banks	7,123	2.4%	7,089	2.6%	6,540	2.6%
Premises and equipment	8,360	2.9%	6,186	2.3%	5,694	2.3%
Other assets	6,871	2.4%	5,796	2.1%	3,935	1.6%

Total nonearning assets	22,354	7.7%	19,071	7.0%	16,169	6.5%

Total assets	$288,478	100.0%	$270,706	100.0%	$247,340	100.0%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income. Management of the investment portfolio has always been conservative with virtually all investments in U.S. Treasury, Government-sponsored enterprises, and state and local bond issues. All securities are investment grade. The Company does not have any government sponsored enterprises equity securities, including Freddie Mac and Fannie Mae equity securities, in its investment portfolio. Management views the investment portfolio as a secondary source of income. Adjustments are sometimes necessary in the portfolio to provide an adequate source of liquidity that can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 7 presents the investment portfolio at the end of 2008 by major types of investments and maturity ranges. The Other category represents one corporate equity security with a cost basis of $1 and fair market value of $49,619.

At December 31, 2008, the market value of the investment portfolio was $17.96 million, representing $120,000 unrealized appreciation above amortized cost. This compared to a market value of $22.01 million and $383,000 unrealized appreciation above amortized cost a year earlier.

Investment securities are classified according to management’s intent. At December 31, 2008, securities with a fair value of $16.6 million were classified as available for sale. The held to maturity portfolio consisted of securities with an amortized cost of $1.4 million.

Table 7. Investment Securities—Category Schedule (thousands)

	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Government-sponsored enterprises and Treasuries	$9,248	$9,334	$12,334	$12,340	$16,530	$16,292
States and political subdivisions	8,593	8,577	9,292	9,348	9,403	9,301
Other	—	50	—	321	250	731

Total	$17,841	$17,961	$21,626	$22,009	$26,183	$26,324

Investment Securities—Maturities and Yields Schedule (thousands)

December 31, 2008

	Amortized Cost Due
	In One Year or Less	After One Through Five Yrs.	After Five Through Ten Years	After Ten Years	Total	Fair Value
Investment securities:
Government-sponsored enterprises and Treasuries	$500	$3,598	$5,150	$—	$9,248	$9,334
State and political subs.	1,460	5,066	1,967	100	8,593	8,577
Other	—	—	—	—	—	50

Total	$1,960	$8,664	$7,117	$100	$17,841	$17,961

Weighted average yields:(1)
Government-sponsored enterprises and Treasuries	4.00%	4.38%	5.13%	—%
States and political subs.	5.94%	5.41%	5.35%	4.95%
Other	—%	—%	—%	—%
Total weighted average	5.45%	4.98%	5.19. %	4.95%	5.12%

(1)	Adjusted tax equivalent yield

Loans

Average net loans totaled $244.3 million during 2008, an increase of $24.3 million or 11.0% above 2007. This reflects the continuing efforts to grow the loan portfolio in our markets. A significant portion of the loan portfolio, $221.8 million or 86.4%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 29.4% of total loans at the end of 2008 while nonfarm/nonresidential properties made up 26.8%.

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including low-to-moderate income areas. Our market area is generally defined to be all or portions of the Botetourt, Roanoke, Rockbridge, and Franklin counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Aggressive pricing and competition from unregulated organizations have also been a factor when generating new loans. With respect to the economic downturn, real estate construction loan demand softened in 2008 from 200,7 resulting in a decreased volume in that loan category at December 31, 2008. The amounts of loans outstanding by type for the last five years, and the maturity distribution of variable and fixed rate loans as of year-end 2008 are presented in Table 8 and Table 9, respectively.

Table 8. Loan Portfolio Summary (thousands)

	2008	2007	2006	2005	2004
Commercial, financial and agricultural(1)	$148,308	$110,178	$101,211	$96,630	$88,404
Real estate, construction	18,498	45,021	31,418	16,412	23,194
Real estate, mortgage	75,630	66,346	63,461	56,320	43,931
Installment loans to individuals, other	14,285	16,135	15,952	16,257	15,518
Leases	—	—	1	5	40

Total	$256,721	$237,680	$212,043	$185,624	$171,087

(1)	Includes commercial real estate

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 6.9% in 2008 compared to an average yield of 8.0% in 2007 and 7.9% in 2006.

Table 9. Maturity Schedule of Loans (thousands)

	2008
	Real Estate, Mortgage	Commercial Financial and Agricultural	Real Estate, Construction	Installment Loans, Other	Total
					Amount	%
Fixed rate loans:
Due within one year	$3,971	$19,872	$198	$2,075	$26,116	10.2%
Due one to five years	5,115	11,850	9,377	7,253	33,595	13.1%
Due after five years	13,527	7,966	—	354	21,847	8.5%

Total fixed rate loans	22,613	39,688	9,575	9,682	81,558	31.8%

Variable rate loans:
Due within one year	6,191	42,385	8,740	4,469	61,785	24.1%
Due one to five years	1,332	4,952	183	29	6,496	2.5%
Due after five years	45,494	61,283	—	105	106,882	41.6%

Total variable rate loans	53,017	108,620	8,923	4,603	175,163	68.2%

Total loans:
Due within one year	10,162	62,257	8,938	6,544	87,901	34.3%
Due one to five years	6,447	16,802	9,560	7,282	40,091	15.6%
Due after five years	59,021	69,249	—	459	128,729	50.1%

Total loans	$75,630	$148,308	$18,498	$14,285	$256,721	100.0%

Allowance for Loan Losses

The allowance for loan losses is established to absorb losses in our loan portfolio. The Bank has developed, maintains, and documents a comprehensive, systematic, and consistently applied process to determine the amount of the allowance for loan losses at a level sufficient to absorb estimated credit losses inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the amount of the provision for loan losses that is required to maintain an allowance at an appropriate and adequate level.

The allowance for loan losses is evaluated on a regular basis by management and is based upon our periodic review of factors such as the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions and environmental factors. The allowance consists of specific, general and unallocated components. The adequacy of the allowance is determined by analysis of the different components. The specific component addresses impaired loans. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The qualitative factors include external risk factors that management believes affect the overall lending environment including levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting practices, experience, ability, and depth of lending management and staff, national and local economic trends and conditions, banking industry conditions, and the effect of changes in credit concentrations.

The complete evaluation process is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, management continually evaluates the adequacy of the loan loss reserve to maintain it at a level sufficient to absorb estimated credit losses inherent in the loan portfolio.

In 2008, the Bank experienced less loan growth compared to 2007 and 2006, when economic conditions in the Bank’s market areas were more favorable. Bank management elected to increase its allowance for loan losses in 2008 as a prudent and appropriate measure in response to the deteriorating economic conditions, the uncertainty of the future economic climate, an ailing local real estate and housing market, and an increase in impaired loans and loan delinquencies. The loan loss provision expense in 2008 amounted to $1,885,000 compared to $275,000 in 2007 and $300,000 in 2006. The substantial increase in the provision was primarily related to exposure in residential real estate development loans, which are experiencing a decline in housing values and slowed sales.

The loan loss provision allocated for 2008 reflects the amount determined by management to maintain the reserve at a level adequate based on the overall risk in the portfolio. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2008 was 1.47% as compared to 0.96% in 2007 and 1.18% in 2006.

Additional information is contained in Tables 10, 11 and 12, and is discussed in Nonperforming and Problem Assets.

The allowance for loan losses is maintained at a level management believes to be adequate to absorb losses. Some of the factors that management considers in determining the appropriate level of the allowance for loan losses are: an evaluation of the current loan portfolio, an analysis of impaired loans, identified loan problems, individually reviewed loans, past loss experience applied to categories of risk-similar loan pools, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves, industry analysis, concentration analysis, and other qualitative or environmental factors such as the effects of changes in risk selection and underwriting practices, experience, ability, depth of lending management and staff, and trends with the loan portfolio. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 10.

Table 10. Allowance for Loan Losses

	2008	2007	2006	2005	2004
Allowance for loan losses, beginning	$2,291,617	$2,502,122	$2,271,074	$2,131,534	$1,688,812
Provision for loan losses, added	1,885,000	275,000	300,000	450,000	725,000
Loans charged off
Commercial, financial and agricultural	(63,509)	(424,722)	(58,238)	(150,221)	(130,490)
Real estate, construction	(233,410)	—	—	(41,884)	—
Real estate, mortgage	(27,620)	(53,253)	(33,421)	—	(58,275)
Installment loans to individuals	(91,428)	(108,809)	(137,305)	(169,306)	(150,960)

	(415,967)	(586,784)	(228,964)	(361,411)	(339,725)

Recoveries of loans previously charged off
Commercial, financial and agricultural	400	66,720	100,000	3,601	7,778
Real estate, mortgage	—	6,489	13,889	1,350	1,764
Installment loans to individuals	19,675	28,070	46,123	46,000	47,905

	20,075	101,279	160,012	50,951	57,447

Net charge-offs	(395,892)	(485,505)	(68,952)	(310,460)	(282,278)

Allowance for loan losses, ending	$3,780,725	$2,291,617	$2,502,122	$2,271,074	$2,131,534

Net loan charge-offs to average loans	0.16%	0.22%	0.04%	0.18%	0.18%

The loan portfolio also included loans to various borrowers (watch list loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some of these loans being uncollectible, particularly if the economic conditions worsen and the recession prolongs in 2009. Total loans on management’s watch list on December 31, 2008 amounted to $20,863,294 compared to $8,087,483 at December 31, 2007. We have increased significantly the volume of loans that management monitors closely, primarily due to the ailing economy in general, but particularly the real estate construction and housing market. The downturn in that market can affect both the borrower’s ability to repay the loan on time and the value of the collateral. As the economy continued to deteriorate in 2008, management became increasingly proactive in identifying and monitoring such loans. This prudent and conservative stance resulted in more loans added to the watch list. Some of the watch list loans, or others identified in 2009, should they become nonaccrual status, could increase the volume of nonperforming loans in Table 12. Management will continue to monitor these loans and will take appropriate action when deemed necessary. The Bank has allocated reserves to the extent deemed appropriate in the allowance for loan losses.

The allowance for loan losses was 1.47% of gross loans outstanding at December 31, 2008. This represents an increase of $1,489,108 compared to the reserve at December 31, 2007. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 2008.

The allocation of the reserve for loan losses is detailed in Table 11 below:

Table 11. Allocation of the Reserve for Loan Losses (thousands)

	2008		2007		2006		2005		2004
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
Balance at end of period applicable to
Commercial, financial and agricultural	$1,543	57.8%	$1,377	46.4%	$1,418	47.8%	$1,330	52.1%	$1,145	51.7%
Real estate, construction	1,372	7.2%	154	18.9%	269	14.8%	265	8.8%	199	13.5%
Real estate, mortgage	487	29.4%	339	27.9%	187	29.9%	175	30.3%	356	25.7%
Installment loans to individuals, other	379	5.6%	422	6.8%	628	7.5%	501	8.8%	432	9.1%
Leases	—	—%	—	—%	—	—%	—	—%	—	—%

Total	$3,781	100.0%	$2,292	100.0%	$2,502	100.0%	$2,271	100.0%	$2,132	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

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

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. The Bank does not engage in sub-prime lending activities, a practice of loaning funds to less creditworthy borrowers, an issue that has negatively impacted the banking and mortgage industries. The Bank’s real estate loan portfolio remains well collateralized.

Table 12 shows a significant increase from 2007 to 2008 in the total composition of the three components of nonperforming assets. The increase in the nonaccrual loans category is a direct result of loan relationships in the residential development home construction industry being unable to meet the contractual terms of the loan agreements in a soft local real estate and housing market. Loans past due 90 or more days increased significantly, primarily in 1-4 family residential real estate loans, resulting from the impact of the economic downturn on homeowners. During 2008, there was a nominal decrease in foreclosed properties, however, the trend could reverse in 2009 should economic conditions continue to deteriorate. The overall negative trend is a result of the recessionary impact of the economy as well as problem loan scenarios encountered during the normal course of business.

Nonperforming assets are analyzed in Table 12 for the last five years.

Table 12. Nonperforming Assets

	2008	2007	2006	2005	2004
Nonaccrual loans	$2,239,000	$169,000	$1,557,000	$308,000	$488,000
Loans past due 90 days or more	3,661,000	1,479,000	244,000	1,685,000	1,127,000
Foreclosed properties	1,363,000	1,475,000	—	—	65,000

	$7,263,000	$3,123,000	$1,801,000	$1,993,000	$1,680,000

Interest income, original terms
Non-accrual loans	$27,204	$99,067	$236,886	$77,270	$54,501
Loans past due 90 days or more	317,375	122,720	27,167	73,958	72,261

	$344,579	$221,787	$264,053	$151,228	$126,762

Interest income, recognized
Non-accrual loans	$5,766	$3,859	$41,160	$140	$8,259
Loans past due 90 days or more	189,476	52,941	18,493	78,088	33,122

Total	$195,242	$56,800	$59,653	$78,288	$41,381

Nonperforming assets to total loans	2.83%	1.31%	0.85%	1.08%	0.98%

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

Average total deposits for the year ended December 31, 2008 were $257.1 million, an increase of $14.2 million, or 5.8% over 2007. The percentage of the Bank’s average deposits that are interest-bearing increased to 86.9% in 2008 from 86.3% in 2007. Average demand deposits which earn no interest increased to $33.7 million in 2008 from $33.3 million in 2007, compared with $34.0 million in 2006. Average deposits and average rates paid for the past three years are summarized in Table 13.

Table 13. Deposit Mix (thousands)

	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
NOW accounts	21,674	0.12%	20,777	0.19%	20,812	0.15%
Money market	12,610	1.41%	14,092	3.26%	14,655	2.73%
Savings	20,032	0.47%	20,208	0.50%	22,582	0.50%
Small denomination certificates	109,761	4.23%	105,425	4.81%	92,000	4.12%
Large denomination certificates	59,337	4.45%	49,021	4.89%	38,355	4.46%

Total interest-bearing deposits	223,414	3.39%	209,523	3.85%	188,404	3.21%
Noninteresting-bearing deposits	33,673		33,348		34,030

Total deposits	$257,087		$242,871		$222,434

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $10.3 million or 21.0% in 2008. The growth in certificates of deposit issued in denominations of $100,000 or more can be attributed to depositors within our market area. Time deposits held by municipalities and other public funds sources increased to $8.9 million in 2008 from $4.3 million in 2007. The bank had one brokered deposit at December 31, 2008 in the amount of $1,000,000 with the Commonwealth of Virginia—Department of the Treasury. Management’s strategy has been to support loan and investment growth with core deposits in our primary market area with minimal reliance on more volatile, large denomination brokered certificates of deposit. Table 14 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2008.

Table 14. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2008:

Remaining maturity of three months or less	$6,737
Remaining maturity over three through six months	8,956
Remaining maturity over six through twelve months	24,624
Remaining maturity over twelve months	24,462

Total time deposits of $100,000 or more	$64,779

Capital Adequacy

Stockholders’ equity was $25.6 million at December 31, 2008, a 3.4% decrease from the 2007 year-end total of $26.5 million. The decrease was primarily a result of the adjustment in other comprehensive income for defined benefit and post retirement health benefits. Other contributing factors were a decrease in the market value of equity securities and dividend payments. The decrease was partially offset by earnings and an increase in the market value of available for sale securities. Average stockholders’ equity as a percentage of average total assets was 9.2% in 2008, 9.2% in 2007, and 9.3% in 2006.

Regulatory requirements relating to capital adequacy provide minimum risk-based ratios that assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2008 both the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 10.5%, and ratios of total capital to risk-weighted assets of 11.8% and 11.7%, respectively. These ratios continue to compare favorably to our peer group and are in excess of all regulatory minimum requirements.

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2008, the Company and the Bank had ratios of year-end Tier 1 capital to average total assets for the fourth quarter of 2008 of 9.3% and 9.4%, respectively. Table 15 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2008, 2007 and 2006. All capital ratio levels indicate that the Company and the Bank are well capitalized, as illustrated in Note 14 to the Company’s consolidated financial statements.

Table 15. Year-End Risk-Based Capital (amounts in thousands)

	2008		2007		2006
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier 1 capital	$26,932	$26,896	$26,727	$25,328	$24,311	$22,911
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,218	3,218	2,292	2,292	2,502	2,502

Total regulatory capital	$30,150	$30,114	$29,019	$27,620	$26,813	$25,413

Total risk-weighted assets	$256,839	$257,433	$234,136	$233,830	$204,253	$203,989

Tier 1 as a percent of risk-weighted assets	10.5%	10.5%	11.4%	10.8%	11.9%	11.2%
Total regulatory capital as a percent of risk-weighted assets	11.8%	11.7%	12.4%	11.8%	13.1%	12.5%
Leverage ratio*	9.3%	9.4%	9.9%	9.4%	9.8%	9.3%

*	Tier 1 capital divided by average total assets for the quarter ended December 31.

At December 31, 2008 the Company had 1,245,300 shares of common stock outstanding, which were held by approximately 860 stockholders of record. In 2008, as a prudent and precautionary measure, the Company devised a capital contingency plan outlining strategies available in the event of unplanned circumstances requiring capital raising efforts. One element of the plan was implemented during the fourth quarter of 2008 when the Company elected to infuse approximately $1,350,000 in surplus to the Bank by transferring Company held investments downstream to the Bank. This action strengthened the Bank’s capital ratios. The Company elected not to file an application to participate in the U.S. Treasury Department’s Capital Purchase Program during the fourth quarter of 2008. The Company feels we can remain well-capitalized without participation in the program. Additionally, we did not feel that participation promoted the best interests of our stockholders due to the dilutive effects on stockholder ownership and also the government restrictions which would be imposed on the Company.

Off-Balance Sheet Arrangements

For more information regarding financial instruments with off-balance sheet risk, see Note 13 to the Company’s Consolidated Financial Statements.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Management must ensure that adequate funds are available at all times to meet the needs of our customers. On the asset side of the balance sheet, cash, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management. There were no material changes in the Company’s liquidity position at December 31, 2008 compared to December 31, 2007. Given the stressors in the financial markets, the Bank developed a Contingency Liquidity Plan in 2008 to identify funding sources in the event of a liquidity crisis. While the need to execute the plan is remote, management felt it was a prudent action given the economic turmoil during 2008 and the outlook for 2009.

The Bank uses cash and federal funds sold to meet its short-term daily funding needs. During 2008, the interest rate environment was unstable and not conducive to purchasing longer-term investments. Management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level.

Federal fund lines available from correspondent banks totaled $23,000,000 at December 31, 2008 and $17,000,000 at December 31, 2007. At December 31, 2008, the outstanding balance on these lines were $1,113,000 compared to $2,134,000 at December 31, 2007. The secondary liquidity source for both short-term and long-term borrowings consists of an approximate $13,000,000 secured line of credit from the Federal Home Loan Bank. No balance was outstanding on this line at December 31, 2008 or 2007. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At December 31, 2008, a $5,000,000 letter of credit in favor of the Commonwealth of Virginia—Treasury Board, to secure public deposits, was utilized from this line of credit, leaving approximately $8,000,000 of available credit for secondary liquidity needs. In January 2009, the Federal Reserve Bank of Richmond approved the Bank’s request for a $1,000,000 Discount Window facility as part of its Contingency Liquidity Plan.

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either reinvested in federal funds sold to fund loan demand or deposit withdrawal fluctuations or the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a majority of its investment portfolio in unpledged assets that are less than 24 months to maturity. These investments are a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Key Financial Ratios

The following table shows key financial ratios that often are used to compare the performance of financial institutions.

Table 16. Key Financial Ratios

	2008	2007	2006
Return on average assets	0.42%	1.24%	1.41%
Return on average equity	4.52%	13.47%	15.18%
Average equity to average assets	9.23%	9.21%	9.26%
Dividend payout ratio	86.92%	29.59%	25.69%

Future Application of Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for more information regarding the expected impact of accounting pronouncements recently issued.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial Statements:

Supplementary Data:

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not required to be engaged to examine management’s assertion about the effectiveness of Botetourt Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/S/ ELLIOTT DAVIS, LLC
Elliott Davis, LLC
Galax, Virginia
March 24, 2009

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Cash and due from banks	$8,621,683	$7,680,230
Interest-bearing deposits with banks	200,951	219,756
Investment securities available for sale	16,618,498	20,659,344
Investment securities held to maturity (fair value approximates $1,342,387 in 2008 and $1,349,603 in 2007)	1,350,000	1,350,000
Restricted equity securities	550,900	505,500
Loans, net of allowance for loan losses of $3,780,725 in 2008 and $2,291,617 in 2007	252,940,323	235,388,641
Property and equipment, net	8,301,847	8,195,018
Accrued income	1,454,202	1,629,754
Foreclosed assets	1,363,016	1,475,000
Other assets	2,990,591	2,528,324

Total assets	$294,392,011	$279,631,567

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$33,815,283	$32,442,608
Interest-bearing deposits	230,727,185	215,663,359

Total deposits	264,542,468	248,105,967
Federal funds purchased	1,113,000	2,134,000
Accrued interest payable	814,621	1,400,970
Other liabilities	2,330,158	1,539,240

Total liabilities	268,800,247	253,180,177

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,245,300 and 1,243,300 shares issued and outstanding in 2008 and 2007, respectively	1,245,300	1,243,300
Additional paid-in capital	1,618,584	1,577,284
Retained earnings	24,067,271	23,909,897
Accumulated other comprehensive loss	(1,339,391)	(279,091)

Total stockholders’ equity	25,591,764	26,451,390

Total liabilities and stockholders’ equity	$294,392,011	$279,631,567

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Years ended December 31,
	2008	2007
Interest Income
Loans and fees on loans	$16,831,325	$17,584,315
Federal funds sold	45,843	378,481
Investment securities:
Taxable	476,111	625,040
Exempt from federal income tax	341,605	347,205
Dividend income	35,205	48,939
Deposits with banks	4,709	9,990

Total interest income	17,734,798	18,993,970

Interest Expense
Deposits	7,578,883	8,064,290
Federal funds purchased	43,519	8,574

Total interest expense	7,622,402	8,072,864

Net interest income	10,112,396	10,921,106
Provision for loan losses	1,885,000	275,000

Net interest income after provision for loan losses	8,227,396	10,646,106

Noninterest Income
Service charges on deposit accounts	1,002,280	927,228
Other service charges and fees	196,550	192,986
Mortgage origination fees	200,868	245,448
Commissions on title services	134,479	106,187
Net realized gains on sales of securities	5,905	—
Other income	288,180	205,731

Total noninterest income	1,828,262	1,677,580

Noninterest Expense
Salaries and employee benefits	4,230,640	4,223,613
Occupancy	540,014	413,779
Equipment	755,948	639,019
Foreclosed assets, net	394,188	54,929
Advertising and public relations	206,986	177,633
Outside services	265,943	219,101
Other general and administrative	2,007,001	1,686,628

Total noninterest expense	8,400,720	7,414,702

Income before income taxes	1,654,938	4,908,984
Income tax expense	452,168	1,549,141

Net income	$1,202,770	$3,359,843

Basic earnings per share	$0.97	$2.70

Diluted earnings per share	$0.97	$2.70

Basic weighted average shares outstanding	1,244,662	1,242,689

Diluted weighted average shares outstanding	1,245,822	1,245,626

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and

Comprehensive Income (Loss)

Years ended December 31, 2008 and 2007

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance, December 31, 2006	1,241,750	$1,241,750	$1,546,984	$21,544,114	$(710,056)	$23,622,792
Net income	—	—	—	3,359,843	—	3,359,843
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(77,464)	—	—	—	—	150,372	150,372
Net change in defined benefit pension plan, net of taxes $(140,026)	—	—	—	—	271,815	271,815
Net change in post retirement health, net of taxes of $(4,522)	—	—	—	—	8,778	8,778

Total comprehensive income						3,790,808

Dividends declared ($.80 per share)	—	—	—	(994,060)	—	(994,060)
Stock issued	1,550	1,550	30,300	—	—	31,850

Balance, December 31, 2007	1,243,300	1,243,300	1,577,284	23,909,897	(279,091)	26,451,390

Net income	—	—	—	1,202,770	—	1,202,770
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(85,008)	—	—	—	—	(165,016)	(165,016)
Reclassified securities gains realized, net of taxes of $(2,008)	—	—	—	—	(3,897)	(3,897)
Net change in defined benefit pension plan, net of taxes $(475,094)	—	—	—	—	(922,241)	(922,241)
Net change in post retirement health, net of taxes of $(15,894)	—	—	—	—	30,854	30,854

Total comprehensive income						142,470

Dividends declared ($.84 per share)	—	—	—	(1,045,396)	—	(1,045,396)
Stock issued	2,000	2,000	41,300	—	—	43,300

Balance, December 31, 2008	1,245,300	$1,245,300	$1,618,584	$24,067,271	$(1,339,391)	$25,591,764

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$1,202,770	$3,359,843
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	768,106	654,586
Provision for loan losses	1,885,000	275,000
Deferred income taxes	(496,074)	(8,943)
Net realized losses on sales of assets	135,620	1,416
Net amortization of securities premiums/(accretion) discounts	1,628	(3,106)
Write down of other real estate owned	172,050	—
Changes in assets and liabilities:
Accrued income	175,552	(116,632)
Other assets	345,213	(384,991)
Accrued interest payable	(586,349)	457,521
Other liabilities	(472,653)	641,247

Net cash provided by operating activities	3,130,863	4,875,941

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	18,805	(56,605)
Purchases of investment securities—held to maturity	(1,450,000)	(1,250,000)
Purchases of investment securities—available for sale	(5,496,430)	(3,529,488)
Purchases of restricted equity securities	(45,400)	—
Maturities of investment securities—held to maturity	1,450,000	1,440,000
Maturities of investment securities—available for sale	8,780,000	7,900,000
Sale of investment securities—available for sale	505,625	—
Redemption of restricted equity securities	—	19,100
Net increase in loans	(20,531,748)	(27,722,329)
Purchases of property and equipment, net	(789,017)	(3,112,667)
Proceeds from sales of property and equipment	20,350	25,925
Proceeds from sales of foreclosed assets	935,000	125,000

Net cash used in investing activities	(16,602,815)	(26,161,064)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	1,372,675	(1,325,960)
Net increase in interest-bearing deposits	15,063,826	22,202,520
Net increase (decrease) in federal funds purchased	(1,021,000)	793,000
Common stock issued	43,300	31,850
Dividends paid	(1,045,396)	(994,060)

Net cash provided by financing activities	14,413,405	20,707,350

Net increase (decrease) in cash and cash equivalents	941,453	(577,773)
Cash and due from banks, beginning	7,680,230	8,258,003

Cash and due from banks, ending	$8,621,683	$7,680,230

Supplemental disclosure of cash flow information
Interest paid	$8,208,750	$7,615,344

Taxes paid	$1,348,000	$1,296,250

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$1,095,066	$1,600,000

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc. (the “Company”) is a Virginia bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Bank of Botetourt (the “Bank”). The Bank is a Virginia state-chartered bank subject to regulation by the Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides full banking services through ten branch offices in Botetourt, Roanoke, Rockbridge, and Franklin counties in Virginia. The Bank has a wholly-owned subsidiary, Buchanan Service Corporation, which conducts its operations through a minority interest in an insurance company, a minority interest in an investment company, majority interests in two title insurance companies and as an agent for sale of life and disability insurance.

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

Notes to Consolidated Financial Statements

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, recent payment history, and the probability of collecting scheduled principal and interest payments when due. A loan may be considered impaired by management, and still be expected to have full repayment of both principal and interest, but not according to the contractual terms of the loan agreement. Loans that experience insignificant

Notes to Consolidated Financial Statements

payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not generally separately identify individual consumer and residential loans for impairment disclosures.

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

Employee Benefit Plans

A noncontributory defined benefit pension plan is provided for all employees who meet eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. To maintain the plan’s funding adequacy, the Company contributes an appropriate amount which is deductible for federal income tax purposes.

The Company also provides a qualified profit sharing/thrift plan. All full-time employees, age 21 and older, were eligible to participate on a voluntary basis, after completing one year of service. All employees could elect to make pretax contributions up to the maximum amount allowed by the Internal Revenue Service. The first six percent (6%) of employee contributions were matched fifty percent (50%) by the Company. This plan was revised subsequent to December 31, 2008, as discussed in Note 17.

Notes to Consolidated Financial Statements

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

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities and loans) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liabilities relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale and the defined benefit plan and post-retirement benefits are recorded in other liabilities (assets). These items are recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liabilities or assets are also recorded as an adjustment to equity.

During 2007, the Company implemented the deferral of loan fees and their associated costs for financial statement purposes. Current tax regulations suggest that loan fees also be deferred using the effective yield method for income tax purposes. These regulations also suggest that the associated costs, which are primarily employee salaries, be currently deducted. Due to limitations in the Company’s accounting software, the Company has chosen to accelerate revenue recognition by including these loan fees in current year income for income tax purposes. As a result of the implementation of FIN 48, the Company has not incurred a tax benefit because the payment of tax on these fees has been accelerated.

In the event that the Company has an unrecognized tax benefit in future accounting periods, the Company will recognize interest accrued related to the benefit in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax benefit for the years ended December 31, 2007, 2006 and 2005. Because of the immaterial impact of deferred tax accounting, other than interest and penalties, the reversal of the above treatment by taxing authorities would not affect the annual effective tax rate but would defer the payment of cash to the taxing authority to later periods. The Company’s tax filings for years ended 2005 through 2007 are currently open to audit under statutes of limitations by the Internal Revenue Service and the Virginia Department of Taxation.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

Notes to Consolidated Financial Statements

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

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded. Related fees are recorded when they are incurred or received.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or

Notes to Consolidated Financial Statements

a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company had no such transactions, and it will assess the impact of SFAS 141(R) if and when a future acquisition occurs. No impact is expected.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling (minority) interests. As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no material impact the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no material impact the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 was effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no material impact on the Company’s financial position, results of operations, earnings per share or cash flows.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”), effective

Notes to Consolidated Financial Statements

for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods. FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment such as the length of time and extent to which the market value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 9) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 3 of this Annual Report.

In December 2008, FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) required public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP was effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

In December 2008 FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) provided guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.

Notes to Consolidated Financial Statements

The Staff Position also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related it to its benefit plans.

In January 2009, FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s securities portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 3 of this Annual Report.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3,550,000 and $1,800,000 for the periods including December 31, 2008 and 2007, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$497,545	$13,036	$—	$510,581
Government-sponsored enterprises	7,499,906	81,250	—	7,581,156
State and municipal securities	8,493,206	56,306	72,370	8,477,142
Corporate securities	1	49,618	—	49,619

	$16,490,658	$200,210	$72,370	$16,618,498

Held to maturity:
Government-sponsored enterprises	$1,250,000	$53	$7,416	$1,242,637
State and municipal securities	100,000	—	250	99,750

	$1,350,000	$53	$7,666	$1,342,387

Notes to Consolidated Financial Statements

2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$999,733	$4,856	$—	$1,004,589
Government-sponsored enterprises	10,084,102	36,227	35,205	10,085,124
State and municipal securities	9,191,740	80,627	24,241	9,248,126
Corporate securities	1	321,504	—	321,505

	$20,275,576	$443,214	$59,446	$20,659,344

Held to maturity:
Government-sponsored enterprises	$1,250,000	$558	$711	$1,249,847
State and municipal securities	100,000	—	244	99,756

	$1,350,000	$558	$955	$1,349,603

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $500,000 and $3,200,000 at December 31, 2008 and 2007, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 are as follows:

	2008	2007
Realized gains	$5,905	$—
Realized losses	—	—

	$5,905	$—

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2008, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,959,932	$1,978,085	$—	$—
Due after one year through five years	8,463,436	8,546,854	200,000	199,755
Due after five years through ten years	5,967,289	5,964,388	1,150,000	1,142,632
Due after ten years	100,001	129,171	—	—

	$16,490,658	$16,618,498	$1,350,000	$1,342,387

Notes to Consolidated Financial Statements

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	292,584	7,416	—	—	292,584	7,416
State and municipal securities	3,278,460	36,070	578,450	36,550	3,856,910	72,620
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$3,571,044	$43,486	$578,450	$36,550	$4,149,494	$80,036

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2007
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	—	—	6,748,614	35,916	6,748,614	35,916
State and municipal securities	351,417	2,886	2,911,983	21,599	3,263,400	24,485
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$351,417	$2,886	$9,660,597	$57,515	$10,012,014	$60,401

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company does not believe that gross unrealized losses as of December 31, 2008, which is comprised of 30 investment securities, represent an other-than-temporary impairment. The gross unrealized losses reported relate to investment securities issued by the United States Treasury, Government-sponsored enterprises, and various state and municipal securities. Total gross unrealized losses, which represent 0.45% of the amortized cost basis of the Company’s total investment securities, were attributable to changes in interest rates due to market conditions and not due to the credit quality of the investment securities. The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

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

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31 are as follows (in thousands):

	2008	2007
Commercial	$17,907	$26,010
Real estate:
Construction and land development	61,374	45,075
Residential, 1-4 families	75,622	66,339
Residential, 5 or more families	4,862	1,015
Farmland	11,026	9,964
Nonfarm, nonresidential	68,867	73,013
Agricultural	2,358	195
Consumer	13,730	12,812
Other	1,039	3,310

	256,785	237,733
Deferred loan fees	(64)	(53)
Allowance for loan losses	(3,781)	(2,292)

	$252,940	$235,388

Loans receivable include $73,000 and $81,000 in overdraft demand deposit accounts at December 31, 2008 and 2007, respectively.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2008	2007
Balance, beginning	$2,291,617	$2,502,122

Provision charged to expense	1,885,000	275,000
Recoveries of amounts charged off	20,075	101,279
Amounts charged off	(415,967)	(586,784)

Balance, ending	$3,780,725	$2,291,617

The following is a summary of information pertaining to impaired and nonperforming loans at December 31:

	2008	2007
Impaired loans without a valuation allowance	$2,531,080	$1,360,834
Impaired loans with a valuation allowance	4,124,936	—

Total impaired loans	$6,656,016	$1,360,834

Valuation allowance related to impaired loans	$1,261,562	$—

Nonaccrual loans	$2,238,688	$168,806
Loans past due ninety days or more still accruing	3,660,830	1,479,895

	$5,899,518	$1,648,701

Average investment in impaired loans	$3,221,150	$834,802

Interest income recognized for the year	$428,135	$32,954

Interest income recognized on a cash basis for the year	$3,159	$6,746

Notes to Consolidated Financial Statements

The Company is not committed to lend additional funds to debtors whose loans have been modified or are considered impaired.

Loans past due ninety days or more still accruing interest are deemed to be both well secured and in the process of collection.

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2008	2007
Land	$2,307,853	$2,307,853
Buildings and improvements	6,692,551	6,308,570
Furniture and equipment	3,184,493	3,134,708

	12,184,897	11,751,131
Less accumulated depreciation	3,883,050	3,556,113

	$8,301,847	$8,195,018

Depreciation expense for 2008 and 2007 was $619,515 and $515,224, respectively.

Lessee Activities

The Bank leased out a portion of a branch facility to a third party on a month-to-month basis through May 2008. The tenant vacated in May 2008. The lease called for monthly lease payments of $1,865, plus cleaning services. Rental income received related to this facility in 2008 and 2007 was $9,422 and $27,308, respectively.

In February 2008, the Bank leased out a portion of its loan administration facility to a third party on a month-to-month basis. The lease calls for monthly lease payments of $750. Rental income received related to this lease in 2008 was $8,250.

The Bank leases office space to Mountain Valley Title Insurance Agency, LLC in the amount of $6,000 annually and paid quarterly and to Rockbridge Title Services, LLC in the amount of $6,000 annually and paid quarterly. These terms began in July 2005. Both of these companies are related party interests.

Aggregate rental income for 2008 and 2007 was $29,672 and $39,328, respectively.

Lessor Activities

The Bank leases locations for automated teller machines, storage and parking facilities under various operating leases that call for annual payments as follows:

2009	$10,744
2010	7,772
2011	2,400
2012	1,800
2013	—
Thereafter	300

$23,016

Aggregate rental expense for 2008 and 2007 was $12,993 and $9,307, respectively.

Notes to Consolidated Financial Statements

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $64,778,681 and $53,846,129 respectively.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$115,042,415
2010	41,347,829
2011	8,297,941
2012	9,716,292
2013	5,218,429
Thereafter	—

$179,622,906

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2008, these included unsecured lines of credit of approximately $23,000,000. At December 31, 2008 and 2007, $1,113,000 and $2,134,000 in federal funds purchased were outstanding against one of the unsecured lines of credit. Additionally, the Company has a secured line of credit of approximately $13,000,000 with the Federal Home Loan Bank of Atlanta. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At December 31, 2008, a $5,000,000 letter of credit in favor of the Commonwealth of Virginia-Treasury Board, to secure public deposits, reduced the available credit from this line to $8,000,000.

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$8,622	$8,622	$7,680 $	7,680
Interest-bearing deposits with banks	201	201	220	220
Investment securities, available for sale	16,618	16,618	20,659	20,659
Investment securities, held to maturity	1,350	1,342	1,350	1,350
Restricted equity securities	551	551	506	506
Loans, net of allowance for loan losses	252,940	253,446	235,389	226,332
Financial liabilities
Deposits	264,542	264,466	248,106	246,813
Federal funds purchased	1,113	1,113	2,134	2,134
Unused commitments	—	—	—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Notes to Consolidated Financial Statements

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

Fair Value Hierarchy

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Notes to Consolidated Financial Statements

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active or over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-back securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Notes to Consolidated Financial Statements

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) December 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$16,618	$560	$16,058	$—

Total assets at fair value	$16,618	$560	$16,058	$—

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

(In Thousands) December 31, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$6,656	$—	$2,862	$3,794
Other real estate owned	1,363	—	1,363	—

Total assets at fair value	$8,019	$—	$4,225	$3,794

Transfers into Level 3 during the year ended December 31, 2008 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price.

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis. Thus, the Company has no liabilities whose fair values are measured using level 3 inputs.

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	2008	2007
Net income available to common stockholders	$1,202,770	$3,359,843

Weighted average common shares outstanding, basic	1,244,662	1,242,689
Effect of dilutive securities, options	1,160	2,937

Weighted average common shares outstanding, diluted	1,245,822	1,245,626

Basic earnings per share	$0.97	$2.70

Diluted earnings per share	$0.97	$2.70

Notes to Consolidated Financial Statements

Note 11. Benefit Plans

Stock Based Compensation

The Company’s 1999 Stock Option Plan (the “Plan”) provides for the issuance of 10,000 options to its employees to purchase shares of the Company’s common stock. The options can have an original term of up to ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. The options vest immediately upon grant but may not be exercised for six months after issue. It is the Company’s policy to issue new shares of stock for exercised options. At December 31, 2008, the weighted average remaining contractual life of the outstanding options was 12 months. At December 31, 2008, all options reserved under the plan had been granted.

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

All outstanding options vested prior to January 1, 2007, therefore, no compensation expense was recognized in 2008 or 2007. There was no unrecognized compensation cost at December 31, 2008.

A summary of the Company’s stock option activity, and related information for the years ended December 31, is as follows:

Granted and Outstanding
Balance, December 31, 2006	8,250
Granted	—
Exercised	(1,550)
Forfeited	—

Balance, December 31, 2007	6,700
Granted	—
Exercised	(2,000)
Forfeited	—

Balance, December 31, 2008	4,700

Additional information relating to the Stock Option Plan is detailed below:

	2008	2007
Outstanding options at December 31:
Number, all exercisable	4,700	6,700
Exercise price, beginning of the year(1)	$22.75	$22.33
Exercise price, end of year(1)	$23.21	$22.75
Contractual term remaining in months(1)	12	24

Weighted average exercise price of options:
Granted during the year	$—	$—
Exercised during the year	$21.65	$20.55
Forfeited during the year	$—	$—
Expired during the year	$—	$—

(1)	Weighted average

Notes to Consolidated Financial Statements

The intrinsic value for options outstanding, all exercisable at December 31, 2008, was $31,913. The intrinsic value for options exercised during 2008 was $17,281. The cash received from exercised options during 2008 was $43,300. The intrinsic value for options outstanding, all exercisable at December 31, 2007, was $95,475. The intrinsic value for options exercised during 2007 was $28,400. The cash received from exercised options during 2007 was $31,850.

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

The following table is a summary of the plan’s funded status for December 31, 2008 and September 30, 2007:

	December 31, 2008	September 30, 2007
Change in benefit obligation
Benefit obligation at beginning of year	$4,125,039	$3,920,165
Service cost	337,039	278,147
Interest cost	321,909	234,827
Actuarial (gain)/loss	(359,031)	(152,681)
Benefits paid	(125,454)	(155,419)

Benefit obligation at end of year	$4,299,502	$4,125,039

Change in plan assets
Fair value of plan assets at beginning of year	$3,767,124	$2,781,688
Actual return on plan assets	(1,350,223)	464,037
Employer contribution	252,985	676,818
Benefits paid	(125,454)	(155,419)

Fair value of plan assets at end of year	$2,544,432	$3,767,124

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$238,052	$(130,669)
Contributions	252,985	676,818
Pension cost	(252,805)	(308,097)

Prepaid (accrued) benefit cost	$238,232	$238,052

Funded status
Funded status	$(1,755,070)	$(357,915)
Unrecognized transitional net assets	—	—
Unrecognized prior service costs	4,201	6,114
Unrecognized net actuarial loss	1,989,101	589,853
Contribution paid, December	—	252,985

Net amount recognized, December 31	$238,232	$491,037

Recognized on balance sheet
Other assets	$677,723	$202,629
Other liabilities	(1,755,070)	(104,930)
Accumulated other comprehensive loss, net of tax	1,315,579	393,338

Net amount recognized, December 31	$238,232	$491,037

Notes to Consolidated Financial Statements

The following table is a summary of the assumptions and components of net periodic benefit costs for the three years in the period ended:

	Fifteen Months Ended December 31, 2008	Twelve Months Ended September 30, 2007
Components of net periodic benefit cost
Service cost	$337,039	$278,147
Interest cost	321,909	234,827
Expected return on plan assets	(419,724)	(235,904)
Amortization	1,913	572
Recognized net actuarial (gain) loss	11,668	30,455

Net periodic benefit cost	$252,805	$308,097

As required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, the Bank changed the measurement date for its defined benefit pension plan from September 30 to December 31 for its 2008 financial statements. The plan cost related to the three-month period was estimated using the alternate transition method to be approximately $50,600 or $33,400, net of income taxes, and is included in pension cost for 2008 as reflected in the above table.

	2008	2007
Weighted-average assumptions at December 31
Discount rate used for net periodic pension cost	6.25%	6.00%
Discount rate used for disclosure	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%

The accumulated benefit obligation for the defined benefit pension plan was $2,663,707 and $2,189,021 at December 31, 2008 and 2007.

A contribution of $360,000 is expected to be paid prior to December 31, 2009.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2009	$9,802
2010	9,991
2011	10,340
2012	164,602
2013	162,464
2014-2018	1,221,395

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

Notes to Consolidated Financial Statements

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

Asset allocation

The pension plan’s weighted-average asset allocations at December 31, 2008 and September 30 2007, by asset category are as follows:

	2008	2007
Asset Category
Mutual funds—fixed income	18%	22%
Mutual funds—equity	78%	74%
Other	4%	4%

Total	100%	100%

The trust fund is diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the Plan’s investment strategy. The Investment Manager considers both actively and passively managed investment strategies and allocates funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administration costs chargeable to the Trust.

Notes to Consolidated Financial Statements

Post Retirement Health Insurance

The Company sponsors a post retirement health care plan for certain retired employees. The health plan has an annual limitation (a “cap”) on the dollar amount of the employer’s share of the cost of covered benefits incurred by a plan participant. The retiree is responsible, therefore, for the amount by which the cost of the benefit coverage under the plan incurred during a year exceeds that cap. No health care cost increases have been factored into the health plan’s actuarial calculations due to this cap. The plan remains frozen with coverage continuing for eight existing retiree participants. The following tables summarize the Bank’s post retirement plan obligations, assets, funded status, and the assumptions and components of net periodic benefit costs using a measurement date of December 31, 2008 and 2007.

	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$218,590	$228,411
Interest cost	12,377	12,922
Actuarial (gain) loss	(32,027)	1,422
Benefits paid	(22,400)	(24,165)

Benefit obligation at end of year	$176,540	$218,590

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	22,400	24,165
Benefits paid	(22,400)	(24,165)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status, December 31	$(176,540)	$(218,590)
Unrecognized transition obligation	191,380	206,102
Unrecognized actuarial (gain) loss	(27,462)	4,565

Net amount recognized	$(12,622)	$(7,923)

Recognized on balance sheet
Other assets	$55,732	$71,627
Other liabilities	(176,540)	(218,590)
Accumulated other comprehensive loss	108,186	139,040

Net amount recognized	$(12,622)	$(7,923)

Components of net periodic benefit cost
Interest cost	$12,377	$12,922
Amortization of net obligation at transition	14,722	14,722

Net periodic postretirement benefit cost	$27,099	$27,644

The Bank expects to recognize amortization of transition obligation of $14,722 in 2009.

The discount rate in determining the benefit relating to the untrended post retirement health care plan at December 31, 2008, was assumed to be 6.5%.

Employer contributions are expected to be $19,200 in 2009.

Notes to Consolidated Financial Statements

Estimated future benefit payments to the plan are as follows:

2009	$19,200
2010	18,687
2011	18,145
2012	17,573
2013	16,975
2014-2018	75,242

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and executive employees. The corresponding assets and liabilities of the plans at December 31, 2008 were valued at $107,021 for the Director Plan and $193,436 for the Executive Plan and are held by a third party through the Virginia Bankers Association.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. The plan also allows for pretax employee contributions of up to the maximum allowed by the Internal Revenue Service. In 2008 and 2007, the Company matched up to 50% of the first 6% contributed by the employee. Employer contributions to the plan amounted to $66,028 and $117,816 in 2008 and 2007, respectively.

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (all Federal) are as follows:

	2008	2007
Current	$948,242	$1,558,084
Deferred	(496,074)	(8,943)

	$452,168	$1,549,141

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

	2008	2007
Tax at statutory federal rate	$562,679	$1,669,055
Tax exempt interest income	(119,132)	(119,375)
Other	8,621	(539)

	$452,168	$1,549,141

Notes to Consolidated Financial Statements

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31 are summarized as follows:

	2008	2007
Deferred tax assets
Allowance for loan losses	$1,149,973	$603,932
Deferred compensation	128,600	104,749
Defined benefit plan	677,723	202,629
Post retirement health benefits	55,732	71,627
Investment in pass-through entities	45,017	41,035
Interest earned on nonaccrual loans	58,711	18,144
Other	21,824	17,781

Deferred tax assets	2,137,580	1,059,897

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(43,465)	(130,481)
Depreciation	(307,977)	(224,502)
Accretion of discount on investment securities	(3,846)	(4,398)
Accrued pension costs	(203,399)	(166,953)
Other	(14,181)	(11,140)

Deferred tax liabilities	(572,868)	(537,474)

Net deferred tax asset	$1,564,712	$522,423

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

	2008	2007
Commitments to extend credit	$34,898,000	$36,875,000
Standby letters of credit	6,743,000	6,268,000

	$41,641,000	$43,143,000

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

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke, Rockbridge and Franklin counties, Virginia. At December 31, 2008 the Company had a loan concentration in non-owner occupied commercial real estate secured loans and loan commitments in the approximate amount of $97,000,000, which includes approximately $71,000,000 related to construction, land and development, and other land loans.

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

Notes to Consolidated Financial Statements

guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company and Bank’s actual capital amounts and ratios are also presented in the table (in thousands except for percentages).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$30,150	11.8%	$20,502	8.0%	n/a	n/a
Bank of Botetourt	$30,114	11.7%	$20,550	8.0%	$25,687	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$26,932	10.5%	$10,251	4.0%	n/a	n/a
Bank of Botetourt	$26,896	10.5%	$10,275	4.0%	$15,412	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$26,932	9.3%	$11,725	4.0%	n/a	n/a
Bank of Botetourt	$26,896	9.4%	$11,676	4.0%	$14,595	5.0%

December 31, 2007:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$29,019	12.4%	$18,731	8.0%	n/a	n/a
Bank of Botetourt	$27,620	11.8%	$18,706	8.0%	$23,383	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$26,727	11.4%	$9,365	4.0%	n/a	n/a
Bank of Botetourt	$25,328	10.8%	$9,353	4.0%	$14,030	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$26,727	9.9%	$11,243	4.0%	n/a	n/a
Bank of Botetourt	$25,328	9.4%	$11,189	4.0%	$13,986	5.0%

Notes to Consolidated Financial Statements

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,700,000 at December 31, 2008. No 23A transactions existed between the Company and the Bank at December 31, 2008.

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

Aggregate loan transactions with related parties were as follows:

	2008	2007
Balance, beginning	$2,445,104	$2,127,239
New loans	6,007,441	7,864,964
Repayments	(7,133,929)	(7,547,099)

Balance, ending	$1,318,616	$2,445,104

Deposit transactions with related parties at December 31, 2008 and 2007 were insignificant.

Notes to Consolidated Financial Statements

Note 16. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$34,813	$30,247
Investment securities held to maturity	—	1,350,000
Investment in affiliate bank at equity	25,556,561	25,052,315
Other assets	390	18,828

Total assets	$25,591,764	$26,451,390

Liabilities
Total liabilities	$—	$—

Stockholders’ equity
Common stock	1,245,300	1,243,300
Additional paid-in capital	1,618,584	1,577,284
Retained earnings	24,067,271	23,909,897
Accumulated other comprehensive loss	(1,339,391)	(279,091)

Total stockholders’ equity	25,591,764	26,451,390

Total liabilities and stockholders’ equity	$25,591,764	$26,451,390

Statements of Income

For the years ended December 31, 2008 and 2007

	2008	2007
Income
Dividends from affiliate bank	$1,045,396	$994,060
Interest on taxable securities	55,668	56,623
Interest on tax exempt securities	3,293	3,350

	1,104,357	1,054,033

Expenses
Operating expenses	57,007	63,419

Income before income tax benefit and equity in undistributed income of affiliate	1,047,350	990,614

Income tax benefit	(390)	(2,476)

Income before equity in undistributed income of affiliate	1,047,740	993,090

Equity in undistributed income of affiliate	155,030	2,366,753

Net income	$1,202,770	$3,359,843

Notes to Consolidated Financial Statements

Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income	$1,202,770	$3,359,843
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of affiliate	(155,030)	(2,366,753)
Net (increase) decrease in other assets	2,222	(1,859)

Net cash provided by operating activities	1,049,962	991,231

Cash flows from investing activities
Purchases of investment securities	(1,450,000)	(1,250,000)
Maturities of investment securities	1,450,000	1,250,000
Increase in investment in affiliate bank	(43,300)	(31,850)

Net cash used in investing activities	(43,300)	(31,850)

Cash flows from financing activities
Dividends paid	(1,045,396)	(994,060)
Common stock issued	43,300	31,850

Net cash used by financing activities	(1,002,096)	(962,210)

Net increase (decrease) in cash and due from banks	4,566	(2,829)

Cash and cash equivalents, beginning	30,247	33,076

Cash and cash equivalents, ending	$34,813	$30,247

Supplemental disclosure of noncash activities
Investment securities held to maturity transferred to affiliate bank	$1,350,000	$—

Note 17. Subsequent Events

Declaration of Cash Dividend

On January 28, 2009, the Company declared a first quarter $0.14 dividend per common share paid on February 10, 2009 to shareholders of record on January 28, 2009.

Modification of Defined Contribution Plan

The Company’s Board of Directors’ Compensation Committee conducted a strategic review of long term employee benefits in 2008, looking specifically at salary and benefits provided by peer institutions and benefits that reasonably may help us continue to attract and retain key employees. As a part of that review, the Board of Directors determined that the Company’s Master Defined Contribution Plan needed to be adjusted. Effective January 1, 2009, elements of the plan were modified to enhance employee attraction and retention. All full-time employees, age 18 and older, are eligible to participate on a voluntary basis after completing their first six months of service. All employees may elect to make pretax contributions up to the maximum amount allowed by the Internal Revenue Service. The first one percent (1%) of employee contributions are matched one hundred percent (100%) by the Company. The next five percent (5%) of employee contributions are matched fifty percent (50%) by the Company.

Notes to Consolidated Financial Statements

Commitment for Renovation

On February 9, 2009, the Bank signed a contract with Structures Design/Build, LLC for the roof renovation of its bank building located at 19747 Main Street in Buchanan, Virginia. The estimated renovation cost is $25,000. The project will be funded from the Bank’s operating funds.

Contract

On March 17, 2009, the Bank signed a contract with Sycom Technologies for the purchase of Data Center Virtualization hardware and software. The estimate cost is $188,500. The project will be funded from the Bank’s operating funds.

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

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of any system of controls and procedures is dependent upon the employees responsible for executing it. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective. We are operating in an unusually uncertain economic environment, and if necessary, we will continue to update our controls to reflect the inherent risk.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

The information required by Item 10 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2009, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2009, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2009, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2009, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2009, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the two years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income(Loss) for the two years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the three years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits:

3(i).(1)	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007.

3(ii).(1)	Amended and restated Bylaws filed on Form 8-K on October 14, 2008.

10.(1),(2)	Change In Control Agreement filed as Exhibit 10.4 to the Form 10-SB 12G on April 30, 2002.

10.(1)	Defined Benefit Plan filed as Exhibit 10.5 to the Form 10-SB 12G on April 30, 2002

13.	Annual Report to Shareholders

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2	Code of Ethics/Conflict of Interest Policy For Board of Directors Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.3	Code of Ethics & Professional Conduct For All Employees Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.4	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

(b)	Response to this item is the same as Item 15(a).

(c)	Response to this item is the same as Item 15(a).

(1)	Incorporated by Reference

(2)	Designates a Management Contract

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 26, 2009	By:	/s/ H. WATTS STEGER, III
	Name:	H. Watts Steger, III
	Title:	Chairman and Chief Executive Officer

	By:	/s/ MICHELLE A. ALEXANDER
	Name:	Michelle A. Alexander
	Title:	Senior Vice President and Chief Financial Officer