Form 10-Q
period 2009-03-31
BOTETOURT BANKSHARES INC
filed 2009-05-08
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

Commission File No. – 000-49787

BOTETOURT BANKSHARES, INC.

(Exact name of the registrant as specified in its charter)

Virginia	54-1867438
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19747 Main Street, Buchanan, VA 24066

(Address of principal executive offices)

(540) 591-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of May 8, 2009 was 1,245,300.

Botetourt Bankshares, Inc.

Form 10-Q

Index

Part I Financial Information

Part I. Financial Information

Item 1.	Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

	(Unaudited) March 31, 2009	(Audited) December 31, 2008
Assets
Cash and due from banks	$8,847,187	$8,621,683
Interest-bearing deposits with banks	420,873	200,951
Federal funds sold	3,456,000	—
Investment securities available for sale	16,862,854	16,618,498
Investment securities held to maturity (fair value approximates $607,006 at March 31, 2009 and $1,342,387 at December 31, 2008)	600,000	1,350,000
Restricted equity securities	581,000	550,900
Loans, net of allowance for loan losses of $3,938,564 at March 31, 2009 and $3,780,725 at December 31, 2008	257,766,837	252,940,323
Property and equipment, net	8,207,298	8,301,847
Accrued income	1,504,182	1,454,202
Foreclosed assets	1,300,766	1,363,016
Other assets	2,803,493	2,990,591

Total assets	$302,350,490	$294,392,011

Liabilities and stockholders’ equity

Liabilities
Noninterest-bearing deposits	$32,432,151	$33,815,283
Interest-bearing deposits	241,169,209	230,727,185

Total deposits	273,601,360	264,542,468

Federal funds purchased	—	1,113,000
Accrued interest payable	868,973	814,621
Other liabilities	2,031,162	2,330,158

Total liabilities	276,501,495	268,800,247

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,245,300 issued and outstanding at March 31, 2009 and December 31, 2008	1,245,300	1,245,300
Additional paid-in capital	1,618,584	1,618,584
Retained earnings	24,234,258	24,067,271
Accumulated other comprehensive loss	(1,249,147)	(1,339,391)

Total stockholders’ equity	25,848,995	25,591,764

Total liabilities and stockholders’ equity	$302,350,490	$294,392,011

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Three Months ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$4,066,666	$4,340,172
Federal funds sold	999	19,944
Investment securities:
Taxable	95,542	114,951
Exempt from federal income tax	76,827	87,053
Dividend income	572	12,299
Deposits with banks	114	2,128

Total interest income	4,240,720	4,576,547

Interest expense
Deposits	1,731,480	2,053,540
Federal funds purchased	1,492	18,396

Total interest expense	1,732,972	2,071,936

Net interest income	2,507,748	2,504,611

Provision for loan losses	475,000	45,000

Net interest income after provision for loan losses	2,032,748	2,459,611

Noninterest income
Service charges on deposit accounts	196,545	139,453
Mortgage origination fees	57,371	74,917
Other income	242,702	224,415

Total noninterest income	496,618	438,785

Noninterest expense
Salaries and employee benefits	1,157,780	1,075,641
Occupancy and equipment expense	243,687	254,562
Foreclosed assets, net	72,776	9,391
Other expense	578,112	589,771

Total noninterest expense	2,052,355	1,929,365

Income before income taxes	477,011	969,031

Income tax expense	135,683	298,227

Net income	$341,328	$670,804

Basic earnings per share	$0.27	$0.54

Diluted earnings per share	$0.27	$0.54

Dividends declared per share	$0.14	$0.21

Basic weighted average shares outstanding	1,245,300	1,243,746

Diluted weighted average shares outstanding	1,245,300	1,245,293

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$341,328	$670,804
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	166,567	181,475
Net amortization of securities premiums	458	408
Provision for loan losses	475,000	45,000
Deferred income taxes	(77,546)	(15,203)
Net realized (gain) loss on sales of assets	20,751	(250)
Write down of other real estate owned	45,000	—
Changes in assets and liabilities:
Accrued income	(49,980)	107,297
Other assets	233,873	(25,789)
Accrued interest payable	54,352	338,250
Other liabilities	(345,485)	(492,009)

Net cash provided by operating activities	864,318	809,983

Cash flows from investing activities
Net increase in federal funds sold	(3,456,000)	(6,983,000)
Purchases of investment securities – held to maturity	—	(550,000)
Purchases of investment securities – available for sale	(2,638,080)	(500,000)
Purchases of restricted equity securities	(30,100)	(45,400)
Maturity of investment securities – held to maturity	750,000	550,000
Maturity of investment securities – available for sale	2,530,000	3,935,000
Net (increase) decrease in interest-bearing deposits with banks	(219,922)	36,429
Net increase in loans	(5,906,514)	(6,568,192)
Purchases of properties and equipment	(43,748)	(317,669)
Proceeds from sales of properties and equipment	4,000	2,750
Proceeds from sales of foreclosed assets	600,000	—

Net cash used in investing activities	(8,410,364)	(10,440,082)

Cash flows from financing activities
Net decrease in noninterest-bearing deposits	(1,383,132)	(870,580)
Net increase in interest-bearing deposits	10,442,024	12,718,046
Net decrease in federal funds purchased	(1,113,000)	(2,134,000)
Dividends paid	(174,342)	(261,093)
Common stock issued	—	34,675

Net cash provided by financing activities	7,771,550	9,487,048

Net increase (decrease) in cash & cash equivalents	225,504	(143,051)

Cash and cash equivalents, beginning	8,621,683	7,680,230

Cash and cash equivalents, ending	$8,847,187	$7,537,179

Supplemental disclosures of cash flow information:
Interest paid	$1,678,620	$1,733,686

Income taxes paid	$—	$175,000

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$605,000	$494,766

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2009 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc., (the “Company”) was incorporated as a Virginia corporation on January 17, 1997 and is the holding company for Bank of Botetourt (the “Bank”). The Bank was acquired by the Company on September 30, 1997. Bank of Botetourt was founded in 1899 and currently serves Botetourt, Roanoke, Rockbridge, and Franklin Counties, Virginia and surrounding areas through ten banking offices. As an FDIC-insured, state-chartered bank, the Bank is subject to regulation by the Commonwealth of Virginia’s Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is subject to supervision by the Federal Reserve.

The consolidated financial statements as of March 31, 2009 and for the periods ended March 31, 2009 and 2008 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2008, included in the Company’s Form 10-K for the fiscal year ended December 31, 2008. The balance sheet as of December 31, 2008 was extracted from the Form 10-K for the year ended December 31, 2008.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2009 was $3,550,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31:

	2009	2008
Balance, beginning	$3,780,725	$2,291,617
Provision charged to expense	475,000	45,000
Recoveries of amounts charged off	12,915	4,855
Amounts charged off	(330,076)	(17,891)

Balance, ending	$3,938,564	$2,323,581

Note 4. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31:

	2009		2008
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,245,300	$0.27	1,243,746	$0.54
Effect of dilutive options	—	—	1,547	—

Diluted earnings per share	1,245,300	$0.27	1,245,293	$0.54

The number of shares for basic and diluted earnings per share were the same for the quarter-ended March 31, 2009, as inclusion of outstanding stock options using the Treasury Method is anti-dilutive.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2009 and December 31, 2008 is as follows:

	2009	2008
Commitments to extend credit	$35,168,000	$34,898,000
Standby letters of credit	4,424,000	6,743,000

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

Note 6. Benefit Plans

Stock-Based Compensation

The Company adopted the 1999 Incentive Stock Option Plan (Incentive Plan) for certain employees, which reserves up to 10,000 shares. Under the terms of the plan, option exercise price shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of the fair market value of the stock on the date of the grant. Options granted under the plan expire no more than 10 years from date of grant and may not be exercised for six months after the date of the grant.

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first three months of 2009 or 2008.

Note 6. Benefit Plans, continued

A summary of option activity under the Incentive Plan as of March 31, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	4,700	$23.21
Granted	—	n/a
Forfeited	—	n/a
Exercised	—	n/a

Outstanding, March 31, 2009	4,700	$23.21	9 months	$—

Exercisable, March 31, 2009	4,700	$23.21	9 months	$—

All outstanding options vested prior to January 1, 2008. Therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first three months of 2009 or 2008.

No options were exercised and no cash was received during the first three months of 2009. For the first three months of 2008, the intrinsic value of options exercised was $15,781 and cash received for options exercised was $34,675.

In March 2009, the Company adopted, subject to stockholder approval at the Annual Meeting on May 13, 2009, a 2009 Incentive Stock Plan that provides for restricted stock grants and options up to 50,000 shares for key employees of the Company, to be issued at no less than the current market price at the time of the grant or option. No restricted stock grants or options have been granted under that plan and none will be until the plan is approved by stockholders.

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2008.

The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the three months ended are as follows:

	Pension Benefits Three Months Ended March 31,
	2009	2008
Service cost	$54,907	$67,408
Interest cost	64,420	64,382
Expected return on plan assets	(50,793)	(83,945)
Amortization of net obligation at transition	—	—
Amortization of prior service cost	383	383
Amortization of net loss	20,483	2,334

Net periodic benefit cost	$89,400	$50,562

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that a $360,000 contribution was expected to be paid prior to December 31, 2009. A $360,000 contribution was made in the first quarter of 2009.

Note 7. Fair Value

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

(In Thousands)
March 31, 2009	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$16,863	$532	$16,331	$—

Total assets at fair value	$16,863	$532	$16,331	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

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

(In Thousands)
March 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$13,044	$—	$3,700	$9,344
Other real estate owned	1,301	—	1,301	—

Total assets at fair value	$14,345	$—	$5,001	$9,344

Note 7. Fair Value, continued

Transfers into Level 3 during the quarter ended March 31, 2009 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the three months ended March 31, 2009, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Three Months Ended March 31, 2009 Impaired Loans

Balance, January 1, 2009	$3,794
Reclassification adjustment	(804)
Included in earnings	(257)
Transfers into (out of) Level 3	6,613
Principal reductions	(2)

Balance, March 31, 2009	$9,344

There were no transfers from Level 3 to Level 2. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Note 8. Recent Accounting Pronouncements and Future Accounting Considerations

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 will be required for interim periods (including the aging of securities with unrealized losses).

Note 8. Recent Accounting Pronouncements and Future Accounting Considerations, continued

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 9. Subsequent Events

Declaration of Cash Dividend

On April 22, 2009, the Company declared a quarterly $0.14 cash dividend per common share payable on May 10, 2009 to shareholders of record on April 22, 2009.

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

Critical Accounting Policy

For a discussion of the Company’s critical accounting policy related to the allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net income for the quarter ended March 31, 2009 was $341,328 compared to $670,804 for the same period last year, representing a decrease of $329,476 or 49.12%. Both basic and diluted earnings per share decreased $0.27 from $0.54 at March 31, 2008 to $0.27 at March 31, 2009. While net interest income remained relatively unchanged, the decrease in net income is primarily due to a higher provision for loan losses and an increase in noninterest expense from salaries and employee benefits and expenses related to foreclosed assets. The Company remains in a low interest rate environment wherein the Bank’s assets, such as variable rate loans, reprice more quickly than its liabilities, such as deposits, compressing our net interest margin, due to our asset-sensitive balance sheet position.

Interest-earning assets increased $13,437,677 to $283,626,128 at March 31, 2009 from $270,188,451 at March 31, 2008. Total interest income decreased in the first three months of 2009 as compared to the first three months of 2008 due primarily to a decrease in fees on loans, a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio, lower interest earned on federal funds sold, and lower dividend income. Interest-bearing liabilities increased $12,787,804 to $241,169,209 at March 31, 2009 from $228,381,405 at March 31, 2008. Interest expense decreased during the period due to interest-bearing deposits repricing at lower interest rate levels. Net interest income for the three months ended March 31, 2009 increased by $3,137 compared to the same time period in 2008.

The provision for loan losses was $475,000 for the three months ended March 31, 2009 and $45,000 for the three months ended March 31, 2008. Net charge-offs for the three months ended March 31, 2009 amounted to $317,000 compared to $13,000 for the same time period in 2008. The increase in net charge-offs was primarily the result of two problem loans, one of which was previously identified as impaired with a specific reserve amount and the second smaller loan was identified with loss exposure at the time of charge-off. Bank management elected to increase its allowance for loan losses in the first quarter of 2009 in response to the continuing deterioration of economic conditions, the uncertainty of the future economic climate, an ailing local real estate and housing market, and a large increase in impaired loans and loan delinquencies. The substantial increase in the provision was primarily related to exposure in residential real estate development loans, the underlying collateral of which is experiencing a decline in values and slowed sales. The adequacy for loan losses is determined by analysis of the different components. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate. However, should economic conditions continue to deteriorate, more increases to the provision may become necessary.

Noninterest income increased by 13.18% to $496,618 for the three months ended March 31, 2009 compared to $438,785 for the three months ended March 31, 2008. The increase is primarily attributed to income from financial services commissions and service charges on deposit accounts such as overdraft fees. For the three months ended March 31, 2009, noninterest expense increased by $122,990 or 6.37%, to $2,052,355 compared to $1,929,365 at March 31, 2008. The increase is primarily a result of an increase in salaries and employee benefits and expenses associated with foreclosed assets.

Financial Condition

Total loans increased $4,984,353 during the three months ended March 31, 2009. We funded these new loans through increased deposits. Deposits increased by $9,058,892 as a result of competitive pricing and successful deposit campaigns. Also as a result of deposit growth, the Company transitioned from a federal funds purchaser of $1,113,000 at December 31, 2008 to a federal funds seller during the first three months of 2009. The amount of federal funds sold at March 31, 2009 was $3,456,000. Investment securities, including restricted equity securities, decreased $475,544 as a result of maturing investment securities partially offset by a required purchase of Federal Home Loan Bank stock. Total assets increased by $7,958,479 to $302,350,490 from December 31, 2008 to March 31, 2009.

Stockholders’ equity totaled $25,848,995 at March 31, 2009 compared to $25,591,764 at December 31, 2008. The $257,231 increase during the period was the result of earnings for the three months combined with an increase in the market value of securities that are classified as available for sale, offset by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $3,733,309 at March 31, 2009 and $3,602,000 at December 31, 2008. Foreclosed assets consisted of four properties totaling $1,300,766 at March 31, 2009. During the first quarter of 2009, the Bank foreclosed on two properties with market values of $605,000 and sold two foreclosed properties for $600,000. Additionally, the bank expensed a writedown on foreclosed properties in the amount of $45,000 and a net loss on sales of $22,250. All foreclosed properties are currently being marketed for sale and no additional material loss is anticipated. Nonaccrual loans were $2,432,543 at March 31, 2009 and $2,239,000 at December 31, 2008. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $14,689,016 at March 31, 2009 compared to $6,656,016 at December 31, 2008. The review of our loan portfolio in the first quarter of 2009 identified additional credits as impaired, increasing the overall balance of impaired loans. The significant increase is a result of prevailing economic conditions in the real estate construction and housing market. The ongoing downturn has affected borrowers’ abilities to repay loans on time and a decrease in the market value of collateral has increased potential loss exposure. As a result of the identification of impaired loans during the first quarter, the net increase in the specific reserve component of the allowance for loan losses was $383,000 above December 31, 2008, as approximately $1,645,000 of the $3,939,000 total allowance for loan losses was deemed necessary and allocated at March 31, 2009 for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms. We will take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

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

Capital Requirements, continued

At March 31, 2009, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.45% compared to 10.47% at December 31, 2008. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 10.48% at March 31, 2009 and 10.51% at December 31, 2008. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. At March 31, 2009, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.10% compared to 9.36% at December 31, 2008. At March 31, 2009, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 9.11% compared to 9.34% at December 31, 2008. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. Management believes, as of March 31, 2009, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at March 31, 2009. Federal fund lines available from correspondent banks totaled $23,000,000 at March 31, 2009 and December 31, 2008. There was no balance outstanding on these lines at March 31, 2009 and $1,113,000 at December 31, 2008.

The secondary liquidity source for both short-term and long-term borrowings consists of a $14,000,000 secured line of credit from the Federal Home Loan Bank. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At March 31, 2009, a $5,000,000 letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was utilized from this line of credit, leaving approximately $9,000,000 of available credit for secondary liquidity needs. Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at March 31, 2009 and December 31, 2008.

During the first quarter of 2009, the Bank was approved for a $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at March 31, 2009.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007

3(ii).[1]	Amended and restated Bylaws filed on the Form 8-K on October 14, 2008.

10.[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002

10.[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date:	May 8, 2009	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date:	May 8, 2009	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer