Form 10-Q
period 2009-06-30
BOTETOURT BANKSHARES INC
filed 2009-08-05
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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

Yes  ☐        No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of August 5, 2009 was 1,245,300.

Botetourt Bankshares, Inc.

Form 10-Q

Index

Part I Financial Information

Part I. Financial Information

Item 1.	Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

	(Unaudited) June 30, 2009	(Audited) December 31, 2008
Assets
Cash and due from banks	$8,406,229	$8,621,683
Interest-bearing deposits with banks	546,505	200,951
Federal funds sold	6,183,000	—
Investment securities available for sale	17,260,965	16,618,498
Investment securities held to maturity (fair value approximates $403,000 at June 30, 2009 and $1,342,387 at December 31, 2008)	400,000	1,350,000
Restricted equity securities	581,000	550,900
Loans, net of allowance for loan losses of $3,609,694 at June 30, 2009 and $3,780,725 at December 31, 2008	258,226,920	252,940,323
Property and equipment, net	8,084,172	8,301,847
Accrued income	1,433,487	1,454,202
Foreclosed assets	1,300,766	1,363,016
Other assets	3,204,213	2,990,591

Total assets	$305,627,257	$294,392,011

Liabilities and stockholders’ equity

Liabilities
Noninterest-bearing deposits	$34,818,748	$33,815,283
Interest-bearing deposits	241,933,911	230,727,185

Total deposits	276,752,659	264,542,468

Federal funds purchased	—	1,113,000
Accrued interest payable	799,076	814,621
Other liabilities	2,403,774	2,330,158

Total liabilities	279,955,509	268,800,247

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,245,300 issued and outstanding at June 30, 2009 and December 31, 2008	1,245,300	1,245,300
Additional paid-in capital	1,618,584	1,618,584
Retained earnings	24,196,378	24,067,271
Accumulated other comprehensive loss	(1,388,514)	(1,339,391)

Total stockholders’ equity	25,671,748	25,591,764

Total liabilities and stockholders’ equity	$305,627,257	$294,392,011

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Six and Three Months ended June 30, 2009 and 2008 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans and fees on loans	$8,009,753	$8,527,795	$3,943,087	$4,187,623
Federal funds sold	2,769	43,811	1,770	23,867
Investment securities:
Taxable	210,325	232,386	114,783	117,435
Exempt from federal income tax	146,668	172,567	69,841	85,514
Dividend income	656	22,309	84	10,010
Deposits with banks	1,492	3,270	1,378	1,142

Total interest income	8,371,663	9,002,138	4,130,943	4,425,591

Interest expense
Deposits	3,465,194	4,032,281	1,733,714	1,978,741
Federal funds purchased	1,495	18,782	3	386

Total interest expense	3,466,689	4,051,063	1,733,717	1,979,127

Net interest income	4,904,974	4,951,075	2,397,226	2,446,464
Provision for loan losses	785,000	145,000	310,000	100,000

Net interest income after provision for loan losses	4,119,974	4,806,075	2,087,226	2,346,464

Noninterest income
Service charges on deposit accounts	393,004	294,278	196,459	154,825
Mortgage origination fees	114,688	108,931	57,317	34,014
Net realized gain on sale of AFS securities	8,005	—	8,000	—
Other income	489,638	413,866	246,936	189,451

Total noninterest income	1,005,335	817,075	508,712	378,290

Noninterest expense
Salaries and employee benefits	2,267,271	2,072,323	1,109,491	996,682
Occupancy and equipment expense	507,749	513,901	264,062	259,339
Foreclosed assets, net	83,283	36,538	10,507	27,147
Other expense	1,618,434	1,218,095	1,040,317	628,324

Total noninterest expense	4,476,737	3,840,857	2,424,377	1,911,492

Income before income taxes	648,572	1,782,293	171,561	813,262
Income tax expense	170,782	544,599	35,099	246,372

Net income	$477,790	$1,237,694	$136,462	$566,890

Basic earnings per share	$0.38	$1.00	$0.11	$0.46

Diluted earnings per share	$0.38	$0.99	$0.11	$0.46

Dividends declared per share	$0.28	$0.42	$0.14	$0.21

Basic weighted average shares outstanding	1,245,300	1,244,336	1,245,300	1,244,925

Diluted weighted average shares outstanding	1,245,300	1,245,779	1,245,300	1,246,257

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2009 and 2008 (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$477,790	$1,237,694
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	333,135	371,012
Net amortization of securities premiums	1,859	818
Provision for loan losses	785,000	145,000
Deferred income taxes	(37,596)	(64,691)
Net realized (gain) loss on sales of assets	10,702	(948)
Write down of other real estate owned	45,000	—
Changes in assets and liabilities:
Accrued income	20,715	167,347
Other assets	(237,018)	(211,872)
Accrued interest payable	(15,545)	30,675
Other liabilities	98,923	(594,623)

Net cash provided by operating activities	1,482,965	1,080,412

Cash flows from investing activities
Net increase in federal funds sold	(6,183,000)	(1,209,000)
Purchases of investment securities – held to maturity	—	(950,000)
Purchases of investment securities – available for sale	(6,658,755)	(4,996,430)
Purchases of restricted equity securities	(30,100)	(45,400)
Maturity of investment securities – held to maturity	950,000	1,050,000
Maturity of investment securities – available for sale	5,443,000	5,945,000
Sale of investment securities – available for sale	505,000	—
Net (increase) decrease in interest-bearing deposits with banks	(345,554)	28,476
Net increase in loans	(6,676,597)	(6,642,845)
Purchases of properties and equipment	(57,670)	(471,138)
Proceeds from sales of properties and equipment	6,750	19,050
Proceeds from sales of foreclosed assets	600,000	35,000

Net cash used in investing activities	(12,446,926)	(7,237,287)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,003,465	2,343,650
Net increase in interest-bearing deposits	11,206,726	8,478,055
Net decrease in federal funds purchased	(1,113,000)	(2,134,000)
Dividends paid	(348,684)	(522,527)
Common stock issued	—	34,675

Net cash provided by financing activities	10,748,507	8,199,853

Net increase (decrease) in cash & cash equivalents	(215,454)	2,042,978
Cash and cash equivalents, beginning	8,621,683	7,680,230

Cash and cash equivalents, ending	$8,406,229	$9,723,208

Supplemental disclosures of cash flow information:
Interest paid	$3,482,234	$4,020,388

Income taxes paid	$65,000	$796,000

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$605,000	$494,766

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2009 (Unaudited)

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

The consolidated financial statements as of June 30, 2009 and for the periods ended June 30, 2009 and 2008 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2008, included in the Company’s Form 10-K for the fiscal year ended December 31, 2008. The balance sheet as of December 31, 2008 was extracted from the Form 10-K for the year ended December 31, 2008.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement to cover its services provided, the Bank is also required to maintain a target balance. The target balance as of June 30, 2009 was $3,550,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30:

	2009	2008
Balance, beginning	$3,780,725	$2,291,617
Provision charged to expense	785,000	145,000
Recoveries of amounts charged off	41,834	8,931
Amounts charged off	(997,865)	(49,813)

Balance, ending	$3,609,694	$2,395,735

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if option contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2009 all option strike prices were above the market price. Therefore, there was no dilutive effect on earnings per share. The following is a reconciliation of basic and diluted earnings per share for the six months ended June 30:

	2009		2008
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,245,300	$0.38	1,244,336	$1.00
Effect of dilutive options	—	—	1,443	(0.01)

Diluted earnings per share	1,245,300	$0.38	1,245,779	$0.99

The following is a reconciliation of basic and diluted earnings per share for the three months ended June 30:

	2009		2008
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,245,300	$0.11	1,244,925	$0.46
Effect of dilutive options	—	—	1,332	—

Diluted earnings per share	1,245,300	$0.11	1,246,257	$0.46

Note 5. Comprehensive Income

A summary of comprehensive income is as follows:

	Six Months Ended June 30,
	2009	2008
Net income	$477,790	$1,237,694
Other comprehensive income:
Net change in unrealized appreciation on investment securities available for sale, net of taxes $(22,583 in 2009 and 88,343 in 2008)	(43,840)	(171,490)
Reclassified securities gains realized, net of taxes $(2,722)	(5,283)	—

Total comprehensive income	$428,667	$1,066,204

Note 6. Investment Securities, continued

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at June 30, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2009
Available for sale:
U.S. Treasury securities	$498,440	$8,513	$—	$506,953
Government-sponsored enterprises	9,005,734	75,023	174,275	8,906,482
State and municipal securities	7,703,379	125,596	22,274	7,806,701
Corporate securities	1	40,828	—	40,829

	$17,207,554	$249,960	$196,549	$17,260,965

Held to maturity:
Government-sponsored enterprises	$300,000	$3,000	$—	$303,000
State and municipal securities	100,000	—	—	100,000

	$400,000	$3,000	$—	$403,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008
Available for sale:
U.S. Treasury securities	$497,545	$13,036	$—	$510,581
Government-sponsored enterprises	7,499,906	81,250	—	7,581,156
State and municipal securities	8,493,206	56,306	72,370	8,477,142
Corporate securities	1	49,618	—	49,619

	$16,490,658	$200,210	$72,370	$16,618,498

Held to maturity:
Government-sponsored enterprises	$1,250,000	$53	$7,416	$1,242,637
State and municipal securities	100,000	—	250	99,750

	$1,350,000	$53	$7,666	$1,342,387

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $500,000 were pledged as collateral on public deposits and for other purposes as required or permitted by law at June 30, 2009 and December 31, 2008.

Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross realized gains and losses for the periods ended June 30, are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Realized gains	$8,005	$—	$8,000	$—
Realized losses	—	—	—	—

	$8,005	$—	$8,000	$—

Note 6. Investment Securities, continued

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2009 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,098,658	$2,128,574	$—	$—
Due after one year through five years	5,884,997	6,007,560	100,000	100,000
Due after five years through ten years	7,878,802	7,746,792	300,000	303,000
Due after ten years	1,345,097	1,378,039	—	—

	$17,207,554	$17,260,965	$400,000	$403,000

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	3,835,257	174,275	—	—	3,835,257	174,275
State and municipal securities	1,682,572	17,774	545,500	4,500	2,228,072	22,274
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,517,829	$192,049	$545,500	$4,500	$6,063,329	$196,549

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	292,584	7,416	—	—	292,584	7,416
State and municipal securities	3,278,460	36,070	578,450	36,550	3,856,910	72,620
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$3,571,044	$43,486	$578,450	$36,550	$4,149,494	$80,036

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company does not believe that gross unrealized losses as of June 30, 2009 and December 31, 2008, which is comprised of 24 and 30 investment securities respectively, represent an other-than-temporary impairment. As a result, in accordance with the provision set forth in FSP FAS 115-2 (FASB ASC 320-10-65), there was no adjustment to accumulated other comprehensive income related to other-than-temporary impairments.

The gross unrealized losses reported relate to investment securities issued by the United States Treasury, Government-sponsored enterprises, and various state and municipal securities. Total gross unrealized losses, which represent 1.12% of the amortized cost basis of the Company’s total investment securities, were attributable to changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

Note 7. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2009 and December 31, 2008 is as follows:

	2009	2008
Commitments to extend credit	$35,580,000	$34,898,000
Standby letters of credit	3,912,000	6,743,000

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

Note 8. Benefit Plans

Stock-Based Compensation

The Company adopted the 1999 Incentive Stock Option Plan (“1999 Incentive Plan”) for certain employees, which reserves up to 10,000 shares of the Company’s common stock for purchase by employees through exercise of granted options. Under the terms of the plan, the option exercise price shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of the fair market value of the stock on the date of the grant. Options granted under the plan expire no more than 10 years from date of grant and may not be exercised for six months after the date of the grant. All options reserved under the Plan have been granted.

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first six months of 2009 or 2008. A summary of option activity under the Incentive Plan as of June 30, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	4,700	$23.21
Granted	—	n/a
Forfeited	—	n/a
Exercised	—	n/a

Outstanding, June 30, 2009	4,700	$23.21	6 months	$—

Exercisable, June 30, 2009	4,700	$23.21	6 months	$—

All outstanding options vested prior to January 1, 2008. Therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first six months of 2009 or 2008.

No options were exercised and no cash was received during the first six months of 2009. For the first six months of 2008, the intrinsic value of options exercised was $15,781 and cash received for options exercised was $34,675.

In March 2009, the Company adopted a 2009 Incentive Stock Plan (“2009 Incentive Plan”) that provides for restricted stock grants and options up to 50,000 shares for key employees of the Company, to be issued at no less than the current market price at the time of the grant or option. In May 2009, the stockholders approved the Plan at its annual meeting. No restricted stock grants or options have been granted under that plan.

Note 8. Benefit Plans, continued

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to this plan, refer to the Company’s Form 10-K for the year ended December 31, 2008.

The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the six and three months ended are as follows:

	Pension Benefits Six Months Ended June 30,		Pension Benefits Three Months Ended June 30,
	2009	2008	2009	2008
Service cost	$109,814	$134,816	$54,907	$67,408
Interest cost	128,840	128,764	64,420	64,382
Expected return on plan assets	(101,586)	(167,890)	(50,793)	(83,945)
Amortization of net obligation at transition	—	—	—	—
Amortization of prior service cost	766	766	383	383
Amortization of net loss	40,966	4,668	20,483	2,334

Net periodic benefit cost	$178,800	$101,124	$89,400	$50,562

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that a $360,000 contribution was expected to be paid prior to December 31, 2009. A $360,000 contribution was made in the first quarter of 2009. No additional contributions were made during the second quarter reporting period, although an additional contribution may be considered by the Company prior to year-end.

Note 9. Fair Value

SFAS No. 157 (FASB ASC 820-10-05, 15, 30, 35, 50, 55, 60, 65) “Fair Value Measurements” (“SFAS 157”) provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Note 9. Fair Value, continued

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

(In Thousands)	Total	Level 1	Level 2	Level 3
June 30, 2009
Investment securities available for sale	$17,261	$548	$16,713	$—

Total assets at fair value	$17,261	$548	$16,713	$—

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

(In Thousands)	Total	Level 1	Level 2	Level 3
June 30, 2009
Impaired loans	$16,577	$—	$3,927	$12,650
Other real estate owned	1,301	—	1,301	—

Total assets at fair value	$17,878	$—	$5,228	$12,650

Transfers into Level 3 during the quarter ended June 30, 2009 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the six months ended June 30, 2009, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

Six Months Ended June 30, 2009
Impaired Loans
Balance, January 1, 2009	$3,794
Reclassification adjustment	(804)
Included in earnings	(238)
Transfers into (out of) Level 3	9,904
Principal reductions	(6)

Balance, June 30, 2009	$12,650

After management received and used updated third party appraisals in the determination of fair value, three impaired loans in a net amount of $1,446,000 were transferred from Level 3 to Level 2.

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Note 9. Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$8,406	$8,406	$8,622	$8,622
Interest-bearing deposits with banks	547	547	201	201
Investment securities, available for sale	17,261	17,261	16,618	16,618
Investment securities, held to maturity	400	403	1,350	1,350
Restricted equity securities	581	581	551	551
Loans, net of allowance for loan losses	258,227	257,321	252,940	253,446
Financial liabilities
Deposits	276,753	280,182	264,542	264,466
Federal funds purchased	—	—	1,113	1,113
Unused commitments	—	—	—	—

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

Note 10: Recent Accounting Pronouncements and Future Accounting Considerations

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB

Note 10. Recent Accounting Pronouncements and Future Accounting Considerations, continued

ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1 (FASB ASC 325-40-65), “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 will be required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

Note 10. Recent Accounting Pronouncements and Future Accounting Considerations, continued

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-599-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 11 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

Note 10. Recent Accounting Pronouncements and Future Accounting Considerations, continued

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11. Subsequent Events

The Company evaluated events and transactions from July 1, 2009 through August 5, 2009 for potential recognition or disclosure in our financial statement.

Declaration of Cash Dividend

Effective July 22, 2009, the Company declared a second quarter $0.14 cash dividend per common share payable on August 10, 2009 to shareholders of record on July 22, 2009.

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

Critical Accounting Policy

For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net income for the six months ended June 30, 2009 was $477,790 compared to $1,237,694 for the same period last year, representing a decrease of $759,904 or 61.40%. Basic earnings per share decreased $0.62 from $1.00 at June 30, 2008 to $0.38 at June 30, 2009. Diluted earnings per share decreased $0.61 from $0.99 at June 30, 2008 to $0.38 at June 30, 2009. While net interest income remained relatively unchanged, the decrease in net income is due to a higher provision for loan losses, an increase in noninterest expense from salaries and employee benefits, the accrual for the one time special assessment as part of the FDIC’s restoration plan of the Deposit Insurance Fund, expenses related to foreclosed assets, an increase in automated teller machine and VISA check card expenses, and increased FDIC insurance premiums. The Company remains in a low interest rate environment wherein the Bank’s assets, such as variable rate loans, reprice more quickly than its liabilities, such as deposits, compressing our net interest margin, due to our asset-sensitive balance sheet position.

Interest-earning assets increased $20,369,327 from $266,438,757 at June 30, 2008 to $286,808,084 at June 30, 2009. Total interest income decreased in the first six months of 2009 as compared to the first six months of 2008 due primarily to a decrease in fees on loans, including the reversal of interest income from loans placed on nonaccrual status. Additionally, there was a decrease in investment income resulting from lower interest rates earned on the investment portfolio, lower interest earned on federal funds sold, lower dividend income, and lower interest earned on deposits at correspondent banks. Interest-bearing liabilities increased $17,792,497 to $241,933,911 at June 30, 2009 from $224,141,414 at June 30, 2008. Interest expense decreased during the period due to interest-bearing deposits repricing at lower interest rate levels. Net interest income for the six months ended June 30, 2009 decreased by $46,101 compared to the same time period in 2008.

Results of Operations, continued

The provision for loan losses was $785,000 for the six months ended June 30, 2009 and $145,000 for the six months ended June 30, 2008. Net charge-offs for the six months ended June 30, 2009 amounted to $956,000 compared to $41,000 for the same time period in 2008. The increase in net charge-offs was primarily the result of two problem loans to the same entity, both of which were previously identified as impaired with specific reserves. A third loan was identified with loss exposure at the time of charge-off. All three loans were in the residential real estate development industry. Bank management elected to further increase its allowance for loan losses in the second quarter of 2009 in response to a large increase in impaired loans, higher loan delinquencies, exposure in residential real estate development loans whose underlying collateral is experiencing a decline in values and slowed sales, and an uncertain economic climate. The adequacy for loan losses is determined by analysis of the different components. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate. However, should economic conditions further deteriorate and delinquency trends continue, increases to the allowance may become necessary.

Noninterest income increased by 23.04% to $1,005,335 for the six months ended June 30, 2009 compared to $817,075 for the six months ended June 30, 2008. The increase is primarily attributed to income from financial services commissions and service charges on deposit accounts such as overdraft fees. For the six months ended June 30, 2009, noninterest expense increased by $635,880, or 16.56%, to $4,476,737 compared to $3,840,857 at June 30, 2008. The increase is a result of an increase in salaries and employee benefits, which includes increased pension and health care coverage costs, the $140,000 expense for the one time special assessment as part of the FDIC’s restoration plan of the Deposit Insurance Fund, an increase in automated teller machine and VISA check card expenses, expenses associated with foreclosed assets, and increased FDIC insurance premiums.

Net income for the three months ended June 30, 2009 was $136,462 compared to $566,890 for the same period last year, representing a decrease of $430,428 or 75.93%. Both basic and diluted earnings per share decreased $0.35 from $0.46 at June 30, 2008 to $0.11 at June 30, 2009. The decrease in net income is attributable to a decrease in interest income, a higher provision for loan losses, and an increase in noninterest expense. Total interest income decreased during the three month period compared to the same three month period in 2008 due primarily to a decrease in income generated from earning assets, such as loans and investment securities earning lower interest rates. Interest expense slightly decreased during the three month period compared to the same three month period of 2008 due to interest-bearing deposit liabilities repricing at lower interest rates. The combined effect resulted in net interest income decreasing by $49,238 in the three months ended June 30, 2009 as compared to the same period in 2008.

Following management’s second quarter evaluation of the reasonableness of the allowance for loan losses, we recorded a provision for credit losses of $310,000 for the quarter ended June 30, 2009 compared with $100,000 for the quarter ended June 30, 2008. The increase was primarily attributable to a specific reserve allocation related to the impaired loans discussed in the non-performing assets section. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income increased by $130,422 or 34.48% for the three months ended June 30, 2009 compared to the same quarter in the previous year. The increase is primarily attributable to increases in income from financial services commissions, including the sales of mutual funds and annuities, service charges on deposit accounts, and mortgage origination fees. Noninterest expense for the three months ended June 30, 2009 increased by $512,885 or 26.83% over the same quarter in the previous year. A significant portion of the increase is due to the bank’s $140,000 expense for the FDIC’s one time special assessment as part of its restoration plan of the Deposit Insurance Fund. Additionally, salary and employee benefits increased over the same time period in 2008.

Financial Condition

Total loans increased $5,115,566 during the six months ended June 30, 2009. We funded these new loans through increased deposits. Deposits increased by $12,210,191 due to competitive pricing and successful deposit campaigns. As a result of this deposit growth during 2009, the Company transitioned from a federal funds purchaser of $1,113,000 at December 31, 2008 to a federal funds seller during the first six months of 2009. Federal funds sold at June 30, 2009 was $6,183,000. Investment securities, including restricted equity securities decreased $277,433 as a result of maturing and called investment securities. Given the current interest rate environment, management elected to invest primarily in overnight and short-to-medium term investments. Total assets increased by $11,235,246 to $305,627,257 from December 31, 2008 to June 30, 2009.

Financial Condition, continued

Stockholders’ equity totaled $25,671,748 at June 30, 2009 compared to $25,591,764 at December 31, 2008. The $79,984 increase during the period was the result of earnings for the six months offset by a decrease in the market value of securities that are classified as available for sale and by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $7,724,904 at June 30, 2009 and $3,602,000 at December 31, 2008. Foreclosed assets consisted of four properties totaling $1,300,766 at June 30, 2009. There were no additions or disposals of foreclosed assets during the second quarter. All foreclosed properties are currently being marketed for sale.

Nonaccrual loans were $6,424,138 at June 30, 2009 and $2,239,000 at December 31, 2008. During the second quarter of 2009, we continued our careful monitoring and review of all credit relationships, but particularly troubled credit relationships. Two real estate development customers, both previously listed as impaired have continued to struggle, resulting in the decision to place certain relationships in nonaccrual status. During the second quarter of 2009, the Company placed $5,400,000 in real estate secured loans into nonaccrual status, partially offset by loans totaling $1,400,000 which were removed from nonaccrual status during the second quarter. The combined effect resulted in a net addition to nonaccrual loans in the amount of $4,000,000 for the three-month period ended June 30, 2009. This action did not materially change our allowance for loan losses. However, the additional nonaccrual loans have significantly increased our nonearning assets, which will continue to have a financial impact to the Bank, in the form of foregone interest income until the loans are removed from nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently according to contractual terms. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. This does not mean that we will not recover much of or all the principal balance due. In most cases, we have a secured interest in collateral, such as real property or equipment. Sales of the collateral will not always cover the full loan amount, but it should offset much of this risk. We will continue to manage our lending portfolio proactively.

Impaired loans amounted to $17,907,116 at June 30, 2009 compared to $6,656,016 at December 31, 2008. The review of our loan portfolio in the second quarter of 2009 identified additional credits as impaired, increasing the overall balance of impaired loans from $14,689,016 at March 31, 2009. The continued increase is a result of prevailing economic conditions in the real estate construction and housing market, an industry niche where the Company has had prior successes. The economic downturn has affected borrowers’ abilities to repay loans on time and a decrease in the market value of collateral has increased potential loss exposure. As a result of the identification of additional impaired loans during the second quarter, the net increase in the specific reserve component of the allowance for loan losses was $68,000 above the December 31, 2008 balance , as approximately $1,330,000 of the $3,610,000 total allowance for loan losses was allocated at June 30, 2009 for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms and take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

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

At June 30, 2009, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.46% compared to 10.47% at December 31, 2008. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 10.50% at June 30, 2009 and 10.51% at December 31, 2008. Each of these ratios exceeded the required minimum ratio of 4.0%. At June 30, 2009, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.81% compared to 9.36% at December 31, 2008. At June 30, 2009, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.82% compared to 9.34% at December 31, 2008. Each of these ratios exceeded the required minimum leverage ratio of 4.0%. Management believes, as of June 30, 2009, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at June 30, 2009 compared to December 31, 2008. Federal fund lines available from correspondent banks totaled $23,000,000 at June 30, 2009 and December 31, 2008. There was no balance outstanding on these lines at June 30, 2009 and $1,113,000 was outstanding at December 31, 2008.

The secondary liquidity source for both short-term and long-term borrowings consists of a $12,500,000 secured line of credit from the Federal Home Loan Bank. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At June 30, 2009, a $5,000,000 letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was reserved from this line of credit, leaving approximately $7,500,000 of available credit for secondary liquidity needs. Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at June 30, 2009 or December 31, 2008.

In 2009, the Bank established a $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at June 30, 2009.

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

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either reinvested in federal funds sold to fund loan demand or deposit withdrawal fluctuations or the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a portion of its investment portfolio in unpledged assets that are short-term to maturity which provides a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

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

Botetourt Bankshares, Inc. held its annual stockholders’ meeting on Wednesday, May 13, 2009, at 2:30 p.m. at the Buchanan Theatre on Main Street in Buchanan, Virginia. The matters voted upon were an amendment to the Company’s Articles of Incorporation authorizing the issuance of up to 500,000 shares of preferred stock, approval of the 2009 Stock Incentive Plan, the election of Class III directors for a three year term, and any other business that properly came before the meeting, or any adjournment thereof. A total of 938,587 votes were cast. The vote is summarized as follows.

1.	The vote on an amendment to the Company’s Articles of Incorporation authorizing the issuance of up to 500,000 shares of preferred stock passed with 58.9% affirmative votes of the total issued and outstanding shares of common stock.

Share Vote
In favor of the amendment	733,983
Opposed the amendment	43,075
Abstained from voting	120,257
Broker Non-Votes	41,272
Absent/Non-Affirmative	306,713

2.	The vote on the approval of the of the 2009 Incentive Stock Plan passed as the votes cast in favor of the proposal exceeded the votes opposing it.

Share Vote
In favor of the Plan	718,680
Opposed the Plan	53,613
Abstained from voting	125,022
Broker Non-Votes	41,272
Absent/Non-Affirmative	306,713

3.	Election of directors

Class III Director Name	Shares Voted FOR	Shares WITHHELD	Absent
Edgar K. Baker	933,442	5,145	306,713
Joyce R. Kessinger	932,447	6,140	306,713
H. Watts Steger, III	923,442	15,145	306,713

4.	No other business came before the meeting requiring a vote.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007

3(ii).[1]	Amended and restated Bylaws filed on the Form 8-K on October 14, 2008

10.[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002

10.[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: August 5, 2009	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: August 5, 2009	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer