Form 10-Q
period 2009-09-30
BOTETOURT BANKSHARES INC
filed 2009-11-12
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of November 10, 2009 was 1,245,300.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

	(Unaudited) September 30, 2009	(Audited) December 31, 2008

Assets
Cash and due from banks	$7,491,336	$8,621,683
Interest-bearing deposits with banks	297,329	200,951
Federal funds sold	690,000	—
Investment securities available for sale	16,206,242	16,618,498
Investment securities held to maturity (fair value approximates $301,350 at September 30, 2009 and $1,342,387 at December 31, 2008)	300,000	1,350,000
Restricted equity securities	581,000	550,900
Loans, net of allowance for loan losses of $3,493,862 at September 30, 2009 and $3,780,725 at December 31, 2008	260,078,483	252,940,323
Property and equipment, net	8,026,011	8,301,847
Accrued income	1,397,041	1,454,202
Foreclosed assets	1,370,314	1,363,016
Other assets	3,146,232	2,990,591

Total assets	$299,583,988	$294,392,011

Liabilities and stockholders’ equity
Liabilities
Noninterest-bearing deposits	$31,942,541	$33,815,283
Interest-bearing deposits	238,460,432	230,727,185

Total deposits	270,402,973	264,542,468

Federal funds purchased	—	1,113,000
Accrued interest payable	731,930	814,621
Other liabilities	2,470,949	2,330,158

Total liabilities	273,605,852	268,800,247

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,245,300 issued and outstanding at September 30, 2009 and December 31, 2008	1,245,300	1,245,300
Additional paid-in capital	1,618,584	1,618,584
Retained earnings	24,406,295	24,067,271
Accumulated other comprehensive loss	(1,292,043)	(1,339,391)

Total stockholders’ equity	25,978,136	25,591,764

Total liabilities and stockholders’ equity	$299,583,988	$294,392,011

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Nine and Three Months ended September 30, 2009 and 2008 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Interest income
Loans and fees on loans	$11,898,578	$12,676,929	$3,888,825	$4,149,134
Federal funds sold	4,086	45,718	1,317	1,907
Investment securities:
Taxable	316,219	359,883	105,894	127,497
Exempt from federal income tax	210,778	256,291	64,110	83,724
Dividend income	1,853	29,893	1,197	7,584
Deposits with banks	2,931	4,175	1,439	905

Total interest income	12,434,445	13,372,889	4,062,782	4,370,751

Interest expense
Deposits	5,110,970	5,843,988	1,645,776	1,811,707
Federal funds purchased	1,646	34,171	151	15,389

Total interest expense	5,112,616	5,878,159	1,645,927	1,827,096

Net interest income	7,321,829	7,494,730	2,416,855	2,543,655
Provision for loan losses	1,045,000	455,000	260,000	310,000

Net interest income after provision for loan losses	6,276,829	7,039,730	2,156,855	2,233,655

Noninterest income
Service charges on deposit accounts	587,629	467,219	194,625	172,941
Mortgage origination fees	158,516	152,071	43,828	43,140
Net realized gain on sale of AFS securities	8,505	5,905	500	5,905
Other income	793,544	646,328	303,906	232,462

Total noninterest income	1,548,194	1,271,523	542,859	454,448

Noninterest expense
Salaries and employee benefits	3,482,719	3,115,391	1,215,448	1,043,068
Occupancy and equipment expense	741,796	793,657	234,047	279,756
Foreclosed assets, net	102,012	83,788	18,729	47,249
Other expense	2,311,270	1,876,855	692,836	658,761

Total noninterest expense	6,637,797	5,869,691	2,161,060	2,028,834

Income before income taxes	1,187,226	2,441,562	538,654	659,269
Income tax expense	325,176	744,960	154,394	200,361

Net income	$862,050	$1,696,602	$384,260	$458,908

Basic earnings per share	$0.69	$1.36	$0.31	$0.37

Diluted earnings per share	$0.69	$1.36	$0.31	$0.37

Dividends declared per share	$0.42	$0.63	$0.14	$0.21

Basic weighted average shares outstanding	1,245,300	1,244,534	1,245,300	1,244,925

Diluted weighted average shares outstanding	1,245,300	1,245,905	1,245,300	1,246,143

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2009 and 2008 (Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net income	$862,050	$1,696,602
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	503,049	575,538
Net amortization of securities premiums	2,749	1,199
Provision for loan losses	1,045,000	455,000
Deferred income taxes	(264,825)	(76,435)
Net realized (gain) loss on sales of assets	6,355	(1,742)
Write down of other real estate owned	55,750	40,000
Changes in assets and liabilities:
Accrued income	57,161	93,707
Other assets	17,763	254,726
Accrued interest payable	(82,691)	(300,006)
Other liabilities	116,401	(438,318)

Net cash provided by operating activities	2,318,762	2,300,271

Cash flows from investing activities
Net increase in federal funds sold	(690,000)	—
Purchases of investment securities – held to maturity	—	(1,250,000)
Purchases of investment securities – available for sale	(7,958,755)	(5,496,430)
Purchases of restricted equity securities	(30,100)	(45,400)
Maturity of investment securities – held to maturity	1,050,000	1,250,000
Maturity of investment securities – available for sale	7,743,000	7,550,000
Sale of investment securities – available for sale	705,500	505,625
Net (increase) decrease in interest-bearing deposits with banks	(96,378)	20,431
Net increase in loans	(8,868,458)	(13,853,286)
Purchases of properties and equipment	(152,499)	(684,678)
Proceeds from sales of properties and equipment	24,102	20,350
Proceeds from sales of foreclosed assets	600,000	35,000

Net cash used in investing activities	(7,673,588)	(11,948,388)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(1,872,742)	2,959,879
Net increase in interest-bearing deposits	7,733,247	8,233,224
Net decrease in federal funds purchased	(1,113,000)	(572,000)
Dividends paid	(523,026)	(783,962)
Common stock issued	—	34,675

Net cash provided by financing activities	4,224,479	9,871,816

Net increase (decrease) in cash & cash equivalents	(1,130,347)	223,699
Cash and cash equivalents, beginning	8,621,683	7,680,230

Cash and cash equivalents, ending	$7,491,336	$7,903,929

Supplemental disclosures of cash flow information:
Interest paid	$5,195,307	$6,178,165

Income taxes paid	$66,200	$1,095,000

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$685,298	$494,766

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2009 (Unaudited)

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

The consolidated financial statements as of September 30, 2009 and for the periods ended September 30, 2009 and 2008 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2008, included in the Company’s Form 10-K for the fiscal year ended December 31, 2008. The balance sheet as of December 31, 2008 was extracted from the Form 10-K for the year ended December 31, 2008.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement to cover its services provided, the Bank is also required to maintain a target balance. The target balance as of September 30, 2009 was $3,550,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30:

	2009	2008

Balance, beginning	$3,780,725	$2,291,617
Provision charged to expense	1,045,000	455,000
Recoveries of amounts charged off	147,308	12,905
Amounts charged off	(1,479,171)	(166,621)

Balance, ending	$3,493,862	$2,592,901

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if option contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2009 all option strike prices were above the average market price for both the nine-month period and the quarter. Therefore, there was no dilutive effect on earnings per share. The following is a reconciliation of basic and diluted earnings per share for the nine months ended September 30:

	2009		2008
	Shares	Per Share	Shares	Per Share

Basic earnings per share	1,245,300	$0.69	1,244,534	$1.36
Effect of dilutive options	—	—	1,371	—

Diluted earnings per share	1,245,300	$0.69	1,245,905	$1.36

The following is a reconciliation of basic and diluted earnings per share for the three months ended September 30:

	2009		2008
	Shares	Per Share	Shares	Per Share

Basic earnings per share	1,245,300	$0.31	1,244,925	$0.37
Effect of dilutive options	—	—	1,218	—

Diluted earnings per share	1,245,300	$0.31	1,246,143	$0.37

Note 5. Comprehensive Income

A summary of comprehensive income is as follows:

	Nine Months Ended September 30,
	2009	2008

Net income	$862,050	$1,696,602
Other comprehensive income:
Net change in unrealized appreciation on investment securities available for sale, net of taxes $(21,499 in 2009 and 159,086 in 2008)	(41,734)	(312,712)
Reclassified securities gains realized, net of taxes $(2,891 in 2009 and 2,008 in 2008)	(5,614)	(3,897)

Total comprehensive income	$814,702	$1,379,993

Note 6. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at September 30, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2009
Available for sale:
U.S. Treasury securities	$498,900	$6,569	$—	$505,469
Government-sponsored enterprises	8,305,827	56,875	89,322	8,273,380
State and municipal securities	7,201,935	188,993	10,961	7,379,967
Corporate securities	1	47,425	—	47,426

	$16,006,663	$299,862	$100,283	$16,206,242

Held to maturity:
Government-sponsored enterprises	$200,000	$1,400	$—	$201,400
State and municipal securities	100,000	—	50	99,950

	$300,000	$1,400	$50	$301,350

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2008
Available for sale:
U.S. Treasury securities	$497,545	$13,036	$—	$510,581
Government-sponsored enterprises	7,499,906	81,250	—	7,581,156
State and municipal securities	8,493,206	56,306	72,370	8,477,142
Corporate securities	1	49,618	—	49,619

	$16,490,658	$200,210	$72,370	$16,618,498

Held to maturity:
Government-sponsored enterprises	$1,250,000	$53	$7,416	$1,242,637
State and municipal securities	100,000	—	250	99,750

	$1,350,000	$53	$7,666	$1,342,387

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $500,000 were pledged as collateral on public deposits and for other purposes as required or permitted by law at September 30, 2009 and December 31, 2008.

Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross realized gains and losses for the periods ended September 30 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Realized gains	$8,505	$5,905	$500	$5,905
Realized losses	—	—	—	—

	$8,505	$5,905	$500	$5,905

Note 6. Investment Securities, continued

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2009 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$1,899,048	$1,919,974	$—	$—
Due after one year through five years	5,972,692	6,113,405	100,000	99,950
Due after five years through ten years	7,886,072	7,866,687	200,000	201,400
Due after ten years	248,851	306,176	—	—

	$16,006,663	$16,206,242	$300,000	$301,350

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2009
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	4,416,555	89,322	—	—	4,416,555	89,322
State and municipal securities	1,739,030	10,338	349,328	673	2,088,358	11,011
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$6,155,585	$99,660	$349,328	$673	$6,504,913	$100,333

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2008
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	292,584	7,416	—	—	292,584	7,416
State and municipal securities	3,278,460	36,070	578,450	36,550	3,856,910	72,620
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$3,571,044	$43,486	$578,450	$36,550	$4,149,494	$80,036

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company does not believe that gross unrealized losses as of September 30, 2009 and December 31, 2008, which are comprised of 24 and 30 investment securities respectively, represent an other-than-temporary impairment. As a result, in accordance with the provision set forth in FASB ASC Topic 320, Investments – Debit and Equity Securities, there was no adjustment to accumulated other comprehensive income related to other-than-temporary impairments.

The gross unrealized losses reported relate to investment securities issued by the United States Treasury, Government-sponsored enterprises, and various state and municipal securities. Total gross unrealized losses, which represent 0.62% of the amortized cost basis of the Company’s total investment securities, resulted from changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2009 and December 31, 2008 is as follows:

	2009	2008

Commitments to extend credit	$35,154,000	$34,898,000
Standby letters of credit	3,681,000	6,743,000

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

The weighted average fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the first nine months of 2009 or 2008. A summary of option activity under the Incentive Plan as of September 30, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2009	4,700	$23.21
Granted	—	n/a
Forfeited	—	n/a
Exercised	—	n/a

Outstanding, September 30, 2009	4,700	$23.21	3 months	$—

Exercisable, September 30, 2009	4,700	$23.21	3 months	$—

All outstanding options vested prior to January 1, 2008. Therefore, consistent with the prospective application methodology, no compensation expense was recognized in the first nine months of 2009 or 2008.

No options were exercised and no cash was received during the first nine months of 2009. For the first nine months of 2008, the intrinsic value of options exercised was $15,781 and cash received for options exercised was $34,675.

In 2009, the Company adopted and the stockholders approved, a 2009 Incentive Stock Plan (“2009 Incentive Plan”) that provides for restricted stock grants and options up to 50,000 shares for key employees of the Company, to be issued at no less than the current market price at the time of the grant or option. No restricted stock grants or options have been granted under that plan.

Note 8. Benefit Plans, continued

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan, which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2008.

The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the nine months and three months ended are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$164,721	$202,224	$54,907	$67,408
Interest cost	193,260	193,146	64,420	64,382
Expected return on plan assets	(152,379)	(251,835)	(50,793)	(83,945)
Amortization of net obligation at transition	—	—	—	—
Amortization of prior service cost	1,149	1,149	383	383
Amortization of net loss	61,449	7,002	20,483	2,334

Net periodic benefit cost	$268,200	$151,686	$89,400	$50,562

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that a $360,000 contribution was expected to be paid prior to December 31, 2009. A $360,000 contribution was made in the first quarter of 2009. No additional contributions were made during the third quarter reporting period, although an additional contribution may be considered by the Company prior to year-end.

Note 9. Fair Value

Fair Value Measurements and Disclosures, FASB ASC Topic 820 (“ASC 820”) provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair Value Hierarchy

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
September 30, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$16,206	$553	$15,653	$—

Total assets at fair value	$16,206	$553	$15,653	$—

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

(In Thousands)
September 30, 2009	Total	Level 1	Level 2	Level 3

Loans	$17,312	$—	$11,869	$5,443
Other real estate owned	1,370	—	1,370	—

Total assets at fair value	$18,682	$—	$13,239	$5,443

Transfers into Level 3 during the quarter ended September 30, 2009 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the nine months ended September 30, 2009, the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

Nine Months Ended September 30, 2009
Impaired Loans

Balance, January 1, 2009	$3,794
Reclassification adjustment	(804)
Included in earnings	(418)
Transfers into (out of) Level 3, net	2,926
Principal reductions	(55)

Balance, September 30, 2009	$5,443

After management received and used updated third party appraisals in the determination of fair value, sixteen impaired loans in a net amount of $7,199,000 were transferred from Level 3 to Level 2.

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Note 9. Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$7,491	$7,491	$8,622	$8,622
Interest-bearing deposits with banks	297	297	201	201
Federal funds sold	690	690	—	—
Investment securities, available for sale	16,206	16,206	16,618	16,618
Investment securities, held to maturity	300	301	1,350	1,342
Restricted equity securities	581	581	551	551
Loans, net of allowance for loan losses	260,078	259,304	252,940	253,446
Financial liabilities
Deposits	270,403	273,005	264,542	264,466
Federal funds purchased	—	—	1,113	1,113
Unused commitments	—	—	—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Interest-bearing deposits with banks and federal funds sold: The carrying amounts of interest–bearing deposits with banks and federal funds sold approximate their fair values.

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

Note 10: Recent Accounting Pronouncements and Future Accounting Considerations

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

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

Note 10. Recent Accounting Pronouncements and Future Accounting Considerations, continued

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11. Subsequent Events

The Company evaluated events and transactions from October 1, 2009 through November 12, 2009 for potential recognition or disclosure in our financial statement.

Declaration of Cash Dividend

Effective October 28, 2009, the Company declared a third quarter $0.08 cash dividend per common share payable on November 10, 2009 to stockholders of record on October 28, 2009.

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

Results of Operations

Net income for the nine months ended September 30, 2009 was $862,050 compared to $1,696,602 for the same period last year, representing a decrease of $834,552 or 49.19%. Both basic and diluted earnings per share decreased $0.67 from $1.36 at September 30, 2008 to $0.69 at September 30, 2009. The decrease in net income is due to a higher provision for loan losses, an increase in noninterest expense from salaries and employee benefits, and increased FDIC insurance premiums, including the special assessment as part of the FDIC’s restoration plan of the Deposit Insurance Fund. During the first nine months of 2009, the Company experienced lower net interest income as we remain in a prolonged low interest rate environment wherein the Bank’s assets, such as variable rate loans, reprice more quickly than its liabilities, such as deposits, compressing our net interest margin, due to our asset-sensitive balance sheet position. Additionally, but to a lesser extent, the Company incurred expenses related to foreclosed assets associated with the holding phase of other real estate owned and an increase in automated teller machine and VISA check card expenses.

Interest-earning assets increased $11,030,579 from $270,616,337 at September 30, 2008 to $281,646,916 at September 30, 2009. Total interest income decreased in the first nine months of 2009 as compared to the first nine months of 2008 due primarily to a decrease in fees on loans, including the reversal of approximately $397,000 in interest income from loans placed on nonaccrual status. Additionally, there was a decrease in investment income resulting from lower interest rates earned on the investment portfolio, lower interest earned on federal funds sold, lower dividend income, and lower interest earned on deposits at correspondent banks. Interest-bearing liabilities increased $13,001,849 to $238,460,432 at September 30, 2009 from $225,458,583 at September 30, 2008. Interest expense decreased during the period due to interest-bearing deposits repricing at lower interest rate levels. Net interest income for the nine months ended September 30, 2009 decreased by $172,901 compared to the same time period in 2008.

The expense provision for loan losses was $1,045,000 for the nine months ended September 30, 2009 and $455,000 for the nine months ended September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 amounted to $1,332,000 compared to $154,000 for the same time period in 2008. The increase in net charge-offs was primarily the result of business failures in the residential real estate development industry. The loans associated with these relationships were previously identified as impaired with specific reserves. Bank management made an appropriate provision to its allowance for loan losses in the third quarter of 2009 in response to higher loan delinquencies, and a slight increase in impaired loans resulting from a bankruptcy filing of a residential real estate developer. Maintaining current and updated appraisals on impaired loans is part of the Company’s best practices. In the third quarter, in response to the local economy, bank management obtained updated appraisals on approximately 40% of all impaired loans, providing current data for use in calculating our loss exposure. Over the past twelve months, the real estate development industry has been plagued by declines in underlying collateral values as well as slow sales. Loss exposure related to all impaired loans amounts to 6.35%.

Results of Operations, continued

Our country has been in a prolonged recession since December of 2007 and our Bank has seen an adverse impact from deteriorated economic trends. In particular, we have felt the most significant impact from the residential real estate development market. Slowed sales have inhibited our borrowers’ ability to repay while declining values of the underlying collateral have increased our potential loan loss exposure. As a result, Bank management prudently discounted property appraisals by 10% to 25% based on internal analysis of local market conditions. Given the proliferation of suppressed collateral values facing the banking industry, the Bank has been proactive in re-evaluating collateral values, including ordering new appraisals on impaired loans, even when existing appraisals were deemed current during normal economic times. These measures assisted management in quantifying the specific component. The Bank has consistently applied five years of environmentally adjusted historical loss data when analyzing the general component of the allowance for all loan pools. For the unallocated component, a thorough economic analysis is performed internally. Economic statistical data is obtained from a trusted third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the financial impact of the current and forecasted economic environment.

The banking industry has experienced delinquencies with junior liens, including home equity loans, thereby labeling these loan categories as higher-risk loans. These categories present 9.23% of the Bank’s loan portfolio. Of the loan balances in this category, 1.88% of those junior liens is past due and 0.73% is in nonaccrual status. The Bank’s management believes the allowance allocated to these loans is adequate and appropriate. The Bank does not engage in negative amortization loans. Interest-only loans are selectively used and are not part of the Bank’s traditional product offerings for home equity and residential mortgages. To mitigate the risks associated with our loan portfolio, additional personnel have been allocated to the collections and troubled assets function of the Bank. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate.

Noninterest income increased by 21.76% to $1,548,194 for the nine months ended September 30, 2009 compared to $1,271,523 for the nine months ended September 30, 2008. The increase is primarily attributed to income from financial services commissions and service charges on deposit accounts such as overdraft fees. For the nine months ended September 30, 2009, noninterest expense increased by $768,106, or 13.09%, to $6,637,797 compared to $5,869,691 at September 30, 2008. The increase is a result of an increase in salaries and employee benefits, which includes increased pension and health care coverage costs, increased FDIC insurance premiums, including the special assessment, an increase in automated teller machine and VISA check card expenses, and expenses associated with foreclosed assets.

Net income for the three months ended September 30, 2009 was $384,260 compared to $458,908 for the same period last year, representing a decrease of $74,648 or 16.27%. Both basic and diluted earnings per share decreased

$0.06 from $0.37 at September 30, 2008 to $0.31 at September 30, 2009. The decrease in net income is attributable to a decrease in interest income and an increase in noninterest expense. Total interest income decreased during the three month period compared to the same three month period in 2008 due primarily to a decrease in income generated from earning assets, such as loans and investment securities earning lower interest rates. Interest expense decreased during the three month period compared to the same three month period of 2008 due to interest-bearing deposit liabilities repricing at lower interest rates. The combined effect resulted in net interest income decreasing by $126,800 in the three months ended September 30, 2009, as compared to the same period in 2008.

Following management’s third quarter evaluation of the reasonableness of the allowance for loan losses, we recorded an expense provision for credit losses of $260,000 for the quarter ended September 30, 2009 compared with $310,000 for the quarter ended September 30, 2008. The decrease primarily resulted from a leveling off of new impaired loans as well as the first encouraging news that the economy is likely exiting the recession. Management believes the expense provision and the resulting allowance for loan losses are adequate and appropriate.

Noninterest income increased by $88,411 or 19.45% for the three months ended September 30, 2009 compared to the same quarter in the previous year. The increase is primarily attributable to increases in income from financial services commissions, including the sales of mutual funds and annuities, service charges on deposit accounts, and mortgage origination fees. Noninterest expense for the three months ended September 30, 2009 increased by $132,226 or 6.52% over the same quarter in the previous year. A significant portion of the increase is due to increased salary and employee benefits and FDIC insurance premium expense.

Financial Condition

Despite overall loan demand being soft in our operating markets, there has been increased activity in both new loan requests and usage of existing credit lines. As result, total loans increased $6,851,297 during the nine months ended September 30, 2009. We funded these new loans primarily through increased deposits and investment maturities. Deposits increased by $5,860,505 due to competitive pricing and successful deposit campaigns. As a result of this deposit growth during 2009, the Company transitioned from a federal funds purchaser of $1,113,000 at December 31, 2008 to a federal funds seller during the first nine months of 2009. Federal funds sold at September 30, 2009 amounted to $690,000. Investment securities, including restricted equity securities decreased $1,432,156 as a result of maturing and called investment securities. Given the current interest rate environment, management elected to invest primarily in overnight and short-to-medium term investments. Total assets increased by $5,191,977 to $299,583,988 from December 31, 2008 to September 30, 2009.

Stockholders’ equity totaled $25,978,136 at September 30, 2009 compared to $25,591,764 at December 31, 2008. The $386,372 increase during the period was the result of earnings for the nine months and a slight appreciation in the market value of securities that are classified as available for sale offset by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $12,364,597 at September 30, 2009 and $3,602,000 at December 31, 2008, primarily due to increases in nonaccrual loans as described below. Foreclosed assets consisted of six properties totaling $1,370,314 at September 30, 2009, including two additions of foreclosed assets during the third quarter. While there were no foreclosed asset disposals during the third quarter, all foreclosed properties are currently being marketed for sale.

Nonaccrual loans were $10,994,283 at September 30, 2009 and $2,239,000 at December 31, 2008. During the third quarter of 2009, we continued our careful monitoring and review of all credit relationships, particularly troubled credit relationships. One real estate development customer, with a majority of loans already in nonaccrual status, filed bankruptcy during the third quarter. The remaining credit relationships affected by this borrower’s bankruptcy filing were placed on nonaccrual status. Another real estate developer, previously identified as impaired, continued to struggle, resulting in a decision to place certain loans in nonaccrual status. To a lesser financial extent, some consumer related loans were also placed on nonaccrual status in the third quarter. The combined effect of all nonaccrual activity resulted in a net addition to nonaccrual loans in the amount of $4,570,000 and a reversal of approximately $189,000 of interest income for the three-month period ended September 30, 2009. This action did not materially change our allowance for loan losses, as the exposure in these relationships had been identified in prior periods. However, the additional nonaccrual loans have significantly increased our nonearning assets, which will continue to have a financial impact to the Bank in the form of foregone interest income until the loans are removed from nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently according to contractual terms.

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

Impaired loans amounted to $18,486,752 at September 30, 2009 compared to $6,656,016 at December 31, 2008. The review of our loan portfolio in the third quarter of 2009 identified additional credits as impaired, mildly increasing the overall balance of impaired loans from $17,907,116 at June 30, 2009. The worst economic recession in decades has affected borrowers’ abilities to repay loans on time. The specific reserve component of the allowance for loan losses was $87,000 below the December 31, 2008 balance. At September 30, 2009 $1,174,000 of the $3,494,000 total allowance for loan losses was allocated for the loss exposure related to impaired loans. The decrease in loss exposure at September 30, 2009 occurred following the loss recognition of certain loans with specific reserves and an updated calculation of loss exposure after obtaining current appraisals on collateral securing a significant number of impaired loans in the portfolio. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms and take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

Non-Performing Assets, continued

The Bank has developed, maintains, and documents a comprehensive, systematic, and consistently applied process to determine the amount of the allowance for loan losses at a level sufficient to absorb estimated credit losses within the loan portfolio. The allowance for loan losses is maintained at a level management believes to be adequate to absorb losses. Some of the factors that management considers in determining the appropriate level of the allowance for loan losses are: an evaluation of the current loan portfolio, an analysis of impaired loans, identification of troubled debt restructurings, identified loan problems, individually reviewed loans, past loss experience applied to categories of risk-similar loan pools, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves, industry analysis, concentration analysis, and other qualitative or environmental factors such as the effects of changes in risk selection and underwriting practices, experience, ability, depth of lending management and staff, and trends with the loan portoflio. Bank regulators also routinely review the Bank’s loans and other assets to assess their quality. On an annual basis, the Bank engages an independent third party review of our loan portfolio to validate our internal risk ratings and to provide an additional assessment of asset quality. This review further strenghtens our loan grading process and ultimately provides additional quantification to our allowance for loan losses model. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by a management committee and is based upon our periodic review of factors such as identified and calculated loss exposure on impaired loans, the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, specific adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and environmental factors. The adequacy of the allowance is determined by analysis of the three different factors known as the specific, general and unallocated components. The specific component addresses impaired loans. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The qualitative factors include external risk factors that management believes affect the overall lending environment including levels and trends in delinquencies and impaired loans, our regulators’ assessment of asset quality, levels and trends in charge-offs and recoveries, trends in volume and terms to or from higher-risk loans, effects of changes in risk selection, underwriting practices and loan exceptions, experience, ability, and depth of lending management and staff, national and local economic trends and conditions, banking industry conditions, and the effect of changes in credit concentrations.

The evaluation process is inherently subjective as it requires estimates that are susceptible to revisions as more information becomes available. Therefore, management continually reevaluates the results and reconfirms the process on a quarterly basis to ensure the adequacy of the loan loss reserve and to maintain it at a level sufficient to absorb estimated credit losses within in the loan portfolio.

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

At September 30, 2009, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.61% compared to 10.47% at December 31, 2008. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 10.64% at September 30, 2009 and 10.51% at December 31, 2008. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

Capital Requirements, continued

At September 30, 2009, the Bank’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.86% compared to 11.72% at December 31, 2008. The Company’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.89% at September 30, 2009 compared to 11.76% at December 31, 2008. Each of these ratios exceeded the required regulatory minimum leverage ratio of 8.0%.

At September 30, 2009, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.96% compared to 9.36% at December 31, 2008. At September 30, 2009, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.96% compared to 9.34% at December 31, 2008. Each of these ratios exceeded the required regulatory minimum leverage ratio of 4.0%.

Management believes, as of September 30, 2009, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at September 30, 2009 compared to December 31, 2008. Federal fund lines available from correspondent banks totaled $23,000,000 at September 30, 2009 and December 31, 2008. There was no balance outstanding on these lines at September 30, 2009, and $1,113,000 was outstanding at December 31, 2008.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank. During the third quarter, the secured line was decreased by $1,200,000 to $11,300,000 following a routine Federal Home Loan Bank audit of eligible collateral. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At September 30, 2009, a $5,000,000 letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was reserved from this line of credit, leaving approximately $6,300,000 of available credit. With a 110% collateral pledging requirement, this would leave the Company $5,700,000 for secondary liquidity needs. No balance was outstanding on this line at September 30, 2009 or December 31, 2008.

In the first quarter of 2009, the Bank established a $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at September 30, 2009.

During the third quarter of 2009, the Bank completed the process of becoming a participating institution in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a technology based service that the Bank can incorporate into its traditional product offering. The service uses a web based application that allows participating institutions across the country to swap, sell, or buy deposits from other members. The CDARS program can be used to attract new deposits, diversify our funding sources, and manage liquidity.

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

Botetourt Bankshares, Inc.

Date: November 12, 2009	By:	/s/ H. WATTS STEGER, III
H. Watts Steger, III
Chief Executive Officer

Date: November 12, 2009	By:	/s/ MICHELLE A. ALEXANDER
Michelle A. Alexander
Chief Financial Officer