Form 10-K
period 2009-12-31
BOTETOURT BANKSHARES INC
filed 2010-03-25
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49787

BOTETOURT BANKSHARES, INC.

(Exact Name of Issuer as Specified in Its Charter)

Virginia	54-1867438
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

19747 Main Street Buchanan, Virginia	24066
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,102,741 shares) computed by reference to the closing price of such stock was $19,518,516 as of June 30, 2009.

The number of shares of outstanding common stock of the issuer as of March 25, 2010 is 1,247,030.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 26, 2010 to be delivered to shareholders in connection with the annual meeting of stockholders to be held May 19, 2010, are incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

Botetourt Bankshares, Inc.

Form 10-K

December 31, 2009

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

The United States Census Bureau estimated that the Roanoke MSA population was 298,100 for 2008. There is expected to be no population growth for the area from 2008 to 2010. In fact, the population is expected to decrease slightly to 297,700 by the end of 2010. Unemployment in the Roanoke MSA has fared better than the national unemployment rate. As of December 2009, the Roanoke MSA had an unemployment rate of 7.3 percent compared to 10.0 percent for the United States and 6.7 percent for the state of Virginia. The Roanoke MSA has not been as adversely affected by the recession as many other areas in the United States.

Over 6,500 businesses operate in the Roanoke MSA. The business community in the Roanoke MSA is diverse and thus the region is not heavily reliant on one industry. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, health care and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers. They do not directly affect the Company’s performance since these employers are not close to the Bank’s current branch locations. Other large employers include Norfolk Southern Corporation, Wachovia Corporation (a Wells Fargo Company), The Kroger Co., General Electric Co., Advance Stores Company, Inc., ITT Night Vision, WalMart, Allstate, and American Electric Power. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include Mohawk Carpet, Dynax America Corporation, Roanoke Cement Company, Virginia Forge, Gala Industries, and local school districts.

Banking Services

The Bank operates for the primary purpose of providing an adequate return to our shareholders while safely meeting the banking needs of individuals and small to medium sized businesses in the Bank’s service area by developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking accounts, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

During 2009, the Bank completed the process of becoming a participating institution in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a technology based service that the Bank can incorporate into its traditional product offering. The service uses a web based application that allows participating institutions across the country to swap, sell, or buy deposits from other members. The CDARS program can be used to attract new deposits, diversify our funding sources, and manage liquidity.

We offer a full range of lending services including commercial loans, installment loans, residential real estate loans, construction and development loans, mortgage loans, and consumer loans.

We offer non-deposit investment products and insurance products for sale to the public through Infinex Investments, Inc., in which Buchanan Service Corporation, a wholly-owned subsidiary of the Bank, has a minority ownership interest.

Additionally, Buchanan Service Corporation provides insurance services for customers of the Bank and the public through a minority ownership interest in Bankers Insurance, LLC. Our affiliation with the Virginia Bankers Association allows us to participate with a consortium of banks in the Commonwealth of Virginia to offer competitive insurance products.

Buchanan Service Corporation has a majority ownership interest in Rockbridge Title Services, LLC and Mountain Valley Title Insurance Agency, LLC. Both companies offer title insurance to our customers and the public.

Other Bank services include safe deposit boxes, notary public, Medallion signature guarantees, consumer online banking, bill payment and e-statements, cash management services through business online banking, VISA Travel Money cards, wire transfers, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate proprietary automated teller machines and offer surcharge free ATMs at Sheetz locations and by participating in the No SUR program, a network of surcharge-free ATMs. We also offer VISA credit and debit card services. In 2009, we began offering ID Reclaim, an identity theft protection service.

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 91.01% of the earning assets of the Bank at December 31, 2009 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Management Loan Committee for approval. The Management Loan Committee is composed of the President, Chief Risk Office, Vice President—Credit Administration, and senior commercial lending officers. Any aggregate credit that exceeds the authority of the

Management Loan Committee is forwarded to the Loan Committee which is composed of the Bank Chairman and CEO, President, Chief Risk Officer, the Vice President—Credit Administration, all commercial loan officers, and three outside directors. All aggregate credits that exceed the Loan Committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The Loan Committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2009 the Bank had 32.27% of the loan portfolio in single and multi-family housing, 29.60% in non-farm, non-residential loans, 4.21% in farm related real estate loans and 20.54% in real estate construction and land development loans. The Bank’s loan portfolio also includes commercial and agricultural production loans totaling 6.96% of the portfolio at year-end 2009. Consumer loans make up 5.15% of the total loan portfolio at December 31, 2009. Consumer loans include loans for household expenditures, car loans and other loans to individuals, including credit cards. While this category traditionally has a high percentage of charge-offs relative to all classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base. Other loans and leases, including loans to municipalities and loans to depository institutions amounted to 1.27%.

All loans in the Bank’s portfolio are subject to risk from the condition of the economy in the Bank’s area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. The Bank does not engage in sub-prime lending activities. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and cash flow, including the ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not critically affected by downturns in the economy. Due to the diversity of business, commercial, and employment opportunities, local economists predict that the Roanoke region will have a milder and shorter recession than the nation.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised 75.02% of the Bank’s total deposits at December 31, 2009. Certificates of deposit in denominations of $100,000 or more represented the remaining 24.98% of deposits at year end. At December 31, 2009 the Bank had brokered deposits, in the amount of $3,000,000 from the Commonwealth of Virginia—Department of the Treasury.

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

Employees

At December 31, 2009, the Company had 92 full time and 8 part time employees, none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

Currently, in Botetourt County, the Company competes with six other commercial banks that operate 14 branches in the county. In the Federal Deposit Insurance Corporation’s Summary of Deposits for June 30, 2009, the Company held 38.26% of the deposits in Botetourt County, which represents the largest market share of all financial institutions. The Company held 20.80% of the market share of Rockbridge County, 3.44% of the market share of Roanoke County, and 0.52% of the market share of Franklin County at the same date.

Government Supervision and Regulation

The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework that apply to the Company and the Bank. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described, although violations of such laws and regulations could result in supervisory enforcement action against the Company or the Bank. The following descriptions summarize the material terms of the principal laws and regulations and are qualified in their entirety by reference to the applicable laws and regulations.

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

The Federal Reserve Act restricts the amount and prescribes conditions with respect to loans, investments, asset purchases and other transactions between the Company and the Bank. These restrictions, known as Transactions with Affiliates, limit the freedom of the Company and the Bank to engage in transactions between them. The Bank is subject to restrictions on the aggregate amount, terms and risks associated with extensions of credit to executive officers, directors, principal shareholders, and their related interests.

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

In October 2008 deposits at FDIC-insured institutions became insured up to at least $250,000 per depositor until June 30, 2010. On July 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor, unless increased coverage is made permanent by pending legislation. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, was increased permanently to $250,000 per depositor in 2006.

In December 2008, the Bank began participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Bank opted out of participating in the FDIC’s Debt Guarantee Program as the Bank and Company had no senior unsecured debt at the September 30, 2008 measurement date or as of December 31, 2009.

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

In February 2009, the FDIC amended the restoration plan for the Deposit Insurance Fund. The plan imposed an emergency special assessment on all banks during 2009 in an effort to restore the Deposit Insurance Fund to an acceptable level. The special assessment increased the Bank’s insurance premiums expense by $140,000, or approximately 20% of the total expense incurred by the Bank to provide FDIC insurance coverage for our customers in 2009. In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with the risk-based assessment for the third quarter of 2009. This amounted to approximately $1.6 million for the Bank, which will be expensed over the three year period. The Bank had adequate funds to remit this payment that was substantially higher than a typical quarterly deposit insurance assessment.

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

The Company did not participate in the U.S. Treasury’s Department’s Capital Purchase Program. We are committed to remain well-capitalized without participation in the program. During 2009, the Company implemented a Dividend Reinvestment and Stock Purchase Plan. The plan is beneficial to both our stockholders and our Company. First, it allows our stockholders the opportunity to increase their investment in the Company in an efficient manner without the normal costs associated with equity purchases. Secondly, it provides the Company an additional opportunity to maintain the appropriate level of capital necessary without substantial costs associated with a new equity offering.

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

Reporting Terrorist Activities

The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist attacks and other terrorist activities as they may occur and are investigated. The FBI has requested, and will request in the future, that the Bank search its records for any relationships or transactions with persons on those lists. In addition, on an ongoing basis, the Office of Foreign Assets Control (“OFAC”), a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze that account, file a suspicious activity report and notify the FBI. The Bank actively checks all OFAC areas including, but not limited to, new accounts, wire transfers and customer files.

In October 2001, the USA PATRIOT Act was enacted to facilitate information sharing among entities within the government and financial institutions to combat terrorist activities and to expose money laundering. The USA PATRIOT Act is considered a significant piece of banking law with regard to disclosure of information related to certain customer transactions. Financial institutions are permitted to share information with one another, after notifying the United States Department of the Treasury, in order to better identify and report to the federal government activities that may involve terrorist activities or money laundering. Under the USA PATRIOT Act, financial institutions are obligated to establish anti- money laundering programs, including the development of a customer identification program and to review all customers against any list of the government that contains the names of known or suspected terrorists. The USA PATRIOT Act does not have a material or adverse impact on the Bank’s products or services, but this Act results in additional cost of compliance and reporting obligations.

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

Community Reinvestment

The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-to-moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Company strives to meet the credit needs of all aspects of its market, consistent with safe and sound banking practices. Bank of Botetourt holds an outstanding rating, as publicly disclosed in its most recent CRA examination report issued by the FDIC. On January 1, 2009, due to growth in asset size, the Bank transitioned from a Small Bank to an Intermediate Small Bank classification by the FDIC. The Bank will be examined under the Intermediate Small Bank examination procedures at its next scheduled examination.

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

The economy seems to be showing some signs of underlying strength following a prolonged recession. This does not mean that all economic problems are in the past. The unemployment rate and the percentage of mortgage loan delinquencies continue to rise and are predicted to rise even further before they reach their peaks. Data concerning these two areas reflect weakness in the economy, and both of these areas will not recover as quickly as the economy as a whole. Despite these weak areas, recent data in other areas has shown strength. Building permits on both a local and national level have increased. Retail sales and industrial production data have also shown improvement in recent months. In addition to these, Gross Domestic Product was positive for the last two quarters of 2009 and projected to be 2.5% for all four quarters of 2010. Inflation is a concern for many, but predictions through 2011 are that it will be within the Federal Reserve’s implied comfort zone of 2.5% or less. This shows that the market has confidence in the Federal Reserve to fight inflation and keep it under control. The consensus among economists is that the Federal Reserve likely will begin increasing the federal funds rate in 2010 to combat inflation.

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

No matters were submitted to a vote of Company’s shareholders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the NASDAQ Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions between stockholders. Based on information available to it, the Company believes that from January 1, 2009 to December 31, 2009, the selling price of shares of Common Stock ranged from $10.50 to $30.00. There may, however, have been other transactions at other prices not known to the Company. As of March 4, 2010, there were approximately 860 record holders of Common Stock.

Market Price

	High	Low
2008:
1st Quarter	$37.00	$31.05
2nd Quarter	33.00	28.00
3rd Quarter	39.00	27.50
4th Quarter	32.00	26.00

2009:
1st Quarter	30.00	19.50
2nd Quarter	20.00	10.50
3rd Quarter	20.00	12.00
4th Quarter	20.00	12.00

Dividends Declared

2008
January	$0.21
April	0.21
July	0.21
October	0.21

2009
January	0.14
April	0.14
July	0.14
October	0.08

The Company is a legal entity separate and distinct from its subsidiary, and its cash revenues depend primarily on the payment of dividends from the Bank. The Bank is subject to certain legal restrictions on the amount of dividends it is permitted to pay to the Company. In addition, the final determination of the timing, amount and payment of dividends on shares of the Company’s Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and the Bank, the financial condition of the Company and the Bank, such as the capital position relative to loans, deposits, and total assets and growth trends along with other factors, including general economic conditions and applicable governmental regulations and policies.

The following table summarizes the equity compensation plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security shareholders	—	—	50,000
Equity compensation plans not approved by security holders	—	—	—

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Botetourt Bankshares, Inc., the parent company of Bank of Botetourt, has ten full-service offices operating in the four Virginia counties of Botetourt, Roanoke, Rockbridge and Franklin. Buchanan Service Corporation, a subsidiary of Bank of Botetourt, provides non-traditional banking services for customers of the Company, including insurance services and title insurance services. The individual market conditions of each county vary from rural to urban. The southern portion of Botetourt County has enjoyed both residential and industrial growth due to the development of subdivisions and industrial parks. Bank of Botetourt and bank personnel work with local government and business leaders in an effort to continue to attract industry to our entire market area.

This past year continued to be a challenging one for the banking industry. The year was filled with failed financial institutions which further eroded the public’s confidence in our economic and banking systems, a depletion of the Deposit Insurance Fund requiring both a special assessment and three years of estimated prepayment of FDIC insurance assessments from healthy banks for its restoration, and proposed financial reform legislation by government policymakers. The overall national economy remained in a recession for a substantial part of 2009. Referred to as the Great Recession, this economic downturn reached global proportions. At the heart of the recession was the collapse of the residential mortgage industry and a decline in housing prices, which continues to impact local residential real estate developers. All of these events had an adverse impact on the

Company in 2009. The stress on loans to residential real estate developers resulted in the need for an increase in the provision for loan losses. Additionally, the Company, along with our peer banks, endured increased FDIC insurance premiums. Both issues placed tremendous pressures on the earnings of the Company. However, in spite of the negative environment, we remain optimistic long term. The stock market rebounded during 2009, which had a positive impact on the assets in our defined benefit plan. The Company experienced continued growth in both loans and deposits, and we are committed to extend credit wisely in our market area to promote local economic activity, without participating in a government sponsored plan to inject reserves or capital into our Company. Additionally, despite these ongoing challenges, the Company remained profitable and well-capitalized by regulatory standards.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in this Annual Report for the year ended December 31, 2009 contain a summary of its significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to the allowance for loan losses critical.

Results of Operations

Earnings decreased by 36.47% in 2009 to $0.8 million compared to $1.2 million for 2008. The decrease was a direct impact of the prolonged economic recession. The lower earnings were primarily due to expensing $1.8 million into the loan loss reserve during the year, which management deemed a prudent and appropriate measure due to the current economic environment and increases in impaired and past due loans held by the Company. The decline in earnings can be attributed further to an increase in FDIC deposit insurance expense which amounted to $0.7 million in 2009 compared to $0.1 million in 2008. Return on average assets was 0.25% in 2009 and 0.42% in 2008 compared to peer group banks for which return on assets was 0.19% in 2009 and 0.46% in 2008. In 2008, our peer group included all insured domestic commercial banks having assets between $100 million and $300 million in a metropolitan area with three or more full service offices. In 2009, our peer group included all insured domestic commercial banks having assets between $300 million and $1 billion. During 2009 and 2008 revenues from the Bank of Botetourt represented greater than 99% of Botetourt Bankshares, Inc.’s total revenues.

The total assets of Botetourt Bankshares, Inc. grew to $308.5 million in 2009 from $294.4 million in 2008, a 4.79% increase. Average equity to average assets demonstrates the Company’s well capitalized position with a ratio of 8.50% at December 31, 2009. Our capital position continues to be in line with our peer group’s average of 8.73%.

Table 1. Net Interest Income and Average Balances (thousands)

	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost(2)	Average Balance	Interest Income/ Expense	Yield/ Cost(2)	Average Balance	Interest Income/ Expense	Yield/ Cost(2)
Interest-earning assets:
Deposit with banks	$1,056	$2	0.19%	$204	$5	2.45%	$199	$10	5.03%
Taxable investment securities	8,908	405	4.55%	10,519	476	4.53%	14,622	625	4.27%
Nontaxable investment securities	7,393	279	3.77%	8,984	377	4.20%	9,150	396	4.33%
Federal funds sold	3,754	6	0.16%	2,069	46	2.22%	7,663	379	4.95%
Loans, net(1)	258,604	15,884	6.14%	244,348	16,831	6.89%	220,001	17,584	7.99%

Total interest-earning assets	279,715	16,576		266,124	17,735		251,635	18,994

Yield on average interest-earning assets			5.93%			6.66%			7.55%

Noninterest-earning assets:
Cash and due from banks	7,957			7,123			7,089
Property and equipment	8,152			8,360			6,186
Interest receivable and other	7,936			6,871			5,796

Total noninterest-earning assets	24,045			22,354			19,071

Total assets	$303,760			$288,478			$270,706

Interest-bearing liabilities:
Demand deposits	$22,599	23	0.10%	$21,674	26	0.12%	$20,777	40	0.19%
Savings and money markets	28,797	79	0.27%	32,642	271	0.83%	34,300	560	1.63%
Time deposits	189,557	6,535	3.45%	169,098	7,282	4.31%	154,446	7,464	4.83%
Other borrowings	247	2	0.81%	1,781	44	2.47%	154	9	5.84%

Total interest-bearing liabilities	241,200	6,639		225,195	7,623		209,677	8,073

Cost on average interest-bearing liabilities			2.75%			3.39%			3.85%

Noninterest-bearing liabilities
Demand deposits	33,072			33,673			33,348
Interest payable and other	3,669			2,978			2,746

Total noninterest-bearing liabilities	36,741			36,651			36,094

Total liabilities	277,941			261,846			245,771
Stockholders’ equity	25,819			26,632			24,935

Total liabilities and stockholders’ equity	$303,760			$288,478			$270,706

Net interest income		$9,937			$10,112			$10,921

Net yield on interest-earning assets			3.55%			3.80%			4.34%

(1)	Average loan balances include nonaccrual loans and are net of loan loss reserve.

(2)	The amounts are not adjusted for tax equivalent yield on tax-exempt investments.

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

Net interest income was $9.9 million in 2009, $10.1 million in 2008 and $10.9 million in 2007. Net interest income decreased as both interest income and interest expense decreased in 2008, with interest income declining at a faster pace. This is a result of the Bank’s overall asset sensitive balance sheet. Our rate sensitive assets (primarily loans) repriced at lower market rates more quickly than our rate sensitive liabilities (primarily deposits). This sensitivity position was exacerbated by the Federal Open Market Committee’s posture of maintaining low short term interest rates for an extended period of time. Additionally, net interest margin was adversely impacted by the competition for deposits in our markets during a majority of 2009, in which market rates remained higher relative to the depressed interest rate environment. This ongoing competition for deposits, combined with soft loan demand, continues to compress net margins. Additional factors influencing net interest margin include competition for deposits and loans with aggressive pricing from unregulated organizations. The net interest margin for 2009 decreased by 25 basis points to 3.55% compared to 3.80% for 2008 which decreased by 54 basis points from 4.34% for 2007. The continued compression of the net interest margin had an adverse impact on earnings, as quantified above. The effects of changes in volumes and rates on net interest income in 2009 compared to 2008, and 2008 compared to 2007, are shown in Table 2.

Interest income for 2009 decreased by $1.1 million, or 6.2%, to $16.6 million from $17.7 million in 2008. Interest income in 2007 totaled $19.0 million. The decrease in interest income in 2009 from 2008 and in 2008 from 2007 were both the result of the historically low and prolonged interest rate environment.

Interest expense decreased in 2009 by $1.0 million, or 13.2%, to $6.6 million from $7.6 million in 2008. The decrease in interest expense in both 2009 and 2008 was due to a lower interest rate environment, partially offset by deposit growth. From 2008 to 2009, interest paid on time deposits, which make up the largest portion of interest-bearing deposits, decreased $747,000, or 10.3%. The average rate paid on time deposits decreased 86 basis points to 3.45% in 2009 from 4.31% in 2008.

Table 2. Rate/Volume Variance Analysis (thousands)

	2009 Compared to 2008				2008 Compared to 2007
	Interest Income/ Expense Variance		Variance(1) Attributed To		Interest Income/ Expense Variance	Variance(1) Attributed To
			Rate	Volume		Rate	Volume
Interest-earning assets:
Deposits in other banks	$(3	) $	1	$(4)	$(5)	$(5)	$—
Taxable investment securities	(71)		2	(73)	(149)	39	(188)
Nontaxable investment securities	(98)		(36)	(62)	(19)	(12)	(7)
Federal funds sold	(40)		(326)	286	(333)	(143)	(190)
Loans(2)	(947)		(2,053)	1,106	(753)	(3,780)	3,027

Total	(1,159)		(2,412)	1,253	(1,259)	(3,901)	2,642

Interest-bearing liabilities:
Demand deposits	(3)		(4)	1	(14)	(16)	2
Savings deposits	(192)		(163)	(29)	(289)	(263)	(26)
Time deposits	(747)		(1,899)	1,152	(182)	(1,407)	1,225
Other borrowings	(42)		(18)	(24)	35	(2)	37

Total	(984)		(2,084)	1,100	(450)	(1,688)	1,238

Net interest income	$(175)		$(328)	$153	$(809)	$(2,213)	$1,404

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.
(2)	Balances of nonaccrual loans have been included in average loan balances.

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

Interest rate risk is measured by the changes in interest rates and its impact on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin resulting from changes in interest rates, to the extent practical. Table 3 shows the sensitivity of the Bank’s balance sheet on December 31, 2009. Included in the interest-bearing liabilities subject to interest rate changes within three months are NOW accounts, money market accounts, and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits but whose rates can change immediately at the Bank’s discretion. The Bank appears to be liability-sensitive in the one to three months and four to twelve months time horizons and asset-sensitive in the thirteen to sixty months and greater than sixty months time horizons.

Matching sensitivity positions alone does not ensure that the Bank has no interest rate risk. All banks have interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources such as deposits. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched. The following table shows the sensitivity of the Company’s balance sheet at the date indicated, but is not necessarily indicative of the position on other dates.

Table 3. Interest Rate Sensitivity (thousands)

	December 31, 2009 Maturities/Repricing				Total
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months
Earnings assets:
Loans	$92,360	$38,555	$99,836	$33,195	$263,946
Investments	—	1,515	7,345	7,285	16,145
Interest-bearing deposits with banks	1,795	—	—	—	1,795
Federal funds sold	7,272	—	—	—	7,272

Total	$101,427	$40,070	$107,181	$40,480	$289,158

Interest-bearing deposits:
NOW accounts	$24,791	$—	$—	$—	$24,791
Money market	8,327	—	—	—	8,327
Savings	20,158	—	—	—	20,158
Certificates of deposit	49,798	89,367	56,692	—	195,857

Total	$103,074	$89,367	$56,692	$—	$249,133

Interest sensitivity gap	$(1,647)	$(49,297)	$50,489	$40,480	$40,025
Cumulative interest sensitivity gap	$(1,647)	$(50,944)	$(455)	$40,025	$40,025
Ratio of sensitivity gap to total earning assets	(0.57)%	(17.05)%	17.46%	14.00%	13.84%
Cumulative ratio of sensitivity gap to total earning assets	(0.57)%	(17.62)%	(0.16)%	13.84%	13.84%

The Bank has established risk measures, limits, and policy guidelines for managing our overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with senior management’s Asset/Liability Committee, with oversight by the Board of Directors. Management seeks to balance the earnings potential and interest rate risk position, both of which are within stated Bank policy tolerance parameters at December 31, 2009.

On a quarterly basis, the ALM position is measured using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate positive and negative 100, 200 and 300 basis point change in market interest rates. The model also incorporates management’s forecasts for balance sheet growth, noninterest income, noninterest expense, and dividend payments. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The model simulation is intended to provide a measure of the degree of volatility that interest rate movements may impact our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Back testing results showing the model’s past predictions to actual results in 2009 were favorable and deemed the model credible for management’s reliance.

The model also estimates interest rate sensitivity by performing similar shocks to the balance sheet’s market value of equity. Known as economic value of equity, this measurement is generally considered a good additional measurement of long-term interest rate sensitivity.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on a growing deposit account base including charges for insufficient funds items and fees charged for nondeposit services such as safe deposit box rental fees. Mortgage loan origination fees and financial services commissions also are a significant source of the Company’s noninterest income. In 2009, residential real estate loan activity and the resulting mortgage origination fees stabalized compared to 2008 amid a weak housing sector at the nucleus of the national recession. However, the related title insurance commissions decreased primarily as a result of an increased number of competitors offering the service. Financial services commissions increased from 2008 to 2009 as a result of having a full-time employee devoted to the program the entire year compared to only six months of 2008. Noninterest income totaled $2.0 million in 2009, an increase of $0.2 million from the $1.8 million in 2008. Primary sources of noninterest income for the past two years are summarized in Table 4.

Table 4. Sources of Noninterest Income (thousands)

	2009	2008
Service charges on deposit accounts	$1,161	$1,002
Other service charges and fees	189	197
Mortgage origination fees	202	201
Commissions on title services	71	134
Safe deposit box rent	24	22
Net realized gains on the sale of securities	9	6
Financial services commissions	191	114
Other income	137	152

Total noninterest income	$1,984	$1,828

Noninterest Expense

Noninterest expense for 2009 increased by $0.7 million or 8.3% to $9.1 million from $8.4 million recorded in 2008 (see Table 5). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 76.6% in 2009 and 70.4% in 2008. A highter overhead ratio in 2009 is attributed to the decrease in net interest income and is reflective of operating in a lower interest rate environment whereby our interest income sources reduced at a faster pace than our interest expenses. Additionally, our noninterest income sources increased but did not offset our increases in noninterest expenses.

Personnel expense, including salaries, wages, and employee benefits is the primary noninterest expense of the Company. There was an increase in total personnel expense in 2009, attributable to increases in salaries and wages and employee benefits. Over 39% of the increase in salaries and wages includes the expense for establishing a new liability for unpaid compensation related to vacation earned but not yet paid, which has grown proportionately as our Company and employee base has grown. Additionally, in 2009, the Company incurred higher expenses related to health care coverage and retirement plan benefits for our employees. In 2009, FDIC deposit insurance premiums increased dramatically as a result of the healthy banks having to restore the depletion of funds paid to depositors of failed banks across the nation. Expenses related to outside services increased during 2009, which were attributable to software services and online banking services. In 2009, expenses related to the net of foreclosed assets decreased as the Company had less in writedowns of other real estate during the holding phase and fewer expenses related to other real estate owned. Table 5 provides a further breakdown of noninterest expense for the past two years.

Table 5. Noninterest Expense (thousands)

	2009	2008
Salaries & wages	$3,578	$3,220
Employee benefits	1,203	1,011

Total personnel expense	4,781	4,231
Occupancy expense	553	540
Furniture & equipment	645	756
Printing & supplies	112	178
FDIC deposit insurance	685	143
Professional services	124	179
Postage	98	107
Telephone	154	155
Courier fees	42	50
Education & seminars	19	44
Travel expense	32	39
Director fees and expense	93	96
Advertising and public relations	172	207
Insurance	43	49
Capital stock tax	194	177
Outside services	303	266
Foreclosed assets, net	220	394
ATM and debit card expenses	285	212
Franchise tax	194	177
Other operating expense	381	401

Total noninterest expense	$9,130	$8,401

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

Income tax expense (substantially all Federal) was $0.2 million in 2009 and $0.5 million in 2008 representing 23.7% and 27.3% of income before income taxes, respectively. Tax expense decreased $0.2 million or 47.6% from 2008 to 2009 primarily as a result of lower earnings.

At December 31, 2009, the Company had a net deferred income tax asset of approximately $1.2 million which was included in other assets, compared to a net deferred income tax asset of $1.6 at December 31, 2008 which also was included in other assets. The deferred income tax asset in 2009 consisted primarily of a deferred tax benefit of a $1.1 million temporary difference in provision for loan losses and a $0.3 million temporary difference in defined benefit plan offset by a $0.3 million temporary difference in depreciation and a $0.2 million temporary difference in accrued pension cost.

Earning Assets

Average earning assets increased $13.6 million in 2009 from the 2008 average of $266.1 million. Total average earning assets represented 92.1% and 92.3% of total average assets in 2009 and 2008, respectively. The percentage mix of average earning assets changed in 2009 with increases in average loans, federal funds sold, and deposits in other banks. The Company strategically decided to increase its cash balance at the Federal Reserve Bank with the inception of interest being paid on excess reserves. There was a decrease in investment securities. Average nonearning assets increased in 2009 as a result of an increase in cash and due from banks and other assets. The increase in other assets was primarily due to an increase in deferred income taxes related to the Company’s defined benefit plan. A summary of average assets for the past three years is shown in Table 6.

Table 6. Average Asset Mix (thousands)

	2009		2008		2007
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$258,604	85.1%	$244,348	84.7%	$220,001	81.3%
Investment securities	16,301	5.4%	19,503	6.8%	23,772	8.8%
Federal funds sold	3,754	1.2%	2,069	0.7%	7,663	2.8%
Deposits in other banks	1,056	0.4%	204	0.1%	199	0.1%

Total earning assets	279,715	92.1%	266,124	92.3%	251,635	93.0%

Nonearning assets:
Cash and due from banks	7,957	2.6%	7,123	2.4%	7,089	2.6%
Premises and equipment	8,152	2.7%	8,360	2.9%	6,186	2.3%
Other assets	7,936	2.6%	6,871	2.4%	5,796	2.1%

Total nonearning assets	24,045	7.9%	22,354	7.7%	19,071	7.0%

Total assets	$303,760	100.0%	$288,478	100.0%	$270,706	100.0%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income. Management of the investment portfolio has always been conservative with virtually all investments in U.S. Treasury, Government-sponsored enterprises, and state and local bond issues. All securities are investment grade. Management views the investment portfolio as a secondary source of income. Adjustments are sometimes necessary in the portfolio to provide an adequate source of liquidity that can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 7 presents the investment portfolio at the end of 2009 by major types of investments and maturity ranges. The Other category represents one corporate equity security with a cost basis of $1 and fair market value of $45,423.

At December 31, 2009, the market value of the investment portfolio was $16.19 million, representing $184,000 unrealized appreciation above amortized cost. This compared to a market value of $17.96 million and $120,000 unrealized appreciation above amortized cost a year earlier.

Investment securities are classified according to management’s intent. At December 31, 2009, securities with a fair value of $16.1 million were classified as available for sale. The held to maturity portfolio consisted of securities with an amortized cost of $0.1 million.

Table 7. Investment Securities—Category Schedule (thousands)

	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Government-sponsored enterprises and Treasuries	$9,005	$8,958	$9,248	$9,334	$12,334	$12,340
States and political subdivisions	7,001	7,187	8,593	8,577	9,292	9,348
Other	—	45	—	50	—	321

Total	$16,006	$16,190	$17,841	$17,961	$21,626	$22,009

Investment Securities—Maturities and Yields Schedule (thousands)

December 31, 2009

	Amortized Cost Due
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Fair Value
Investment securities:
Government-sponsored enterprises and Treasuries	$999	$2,500	$5,506	$—	$9,005	$8,958
State and political subs	515	4,679	1,558	249	7,001	7,187
Other	—	—	—	—	—	45

Total	$1,514	$7,179	$7,064	$249	$16,006	$16,190

Weighted average yields:(1)
Government-sponsored enterprises and Treasuries	3.06%	4.05%	5.13%	—%
States and political subs	6.55%	5.12%	5.24%	5.63%
Other	—%	—%	—%	—%
Total weighted average	4.25%	4.75%	5.15%	5.63%	4.89%

(1)	Adjusted tax equivalent yield

Loans

Average net loans totaled $258.6 million during 2009, an increase of $14.3 million or 5.9% above 2008. This reflects the continuing efforts to grow the loan portfolio, at a prudent rate, in our markets. A significant portion of the loan portfolio, $228.6 million or 86.6%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 31.2% of total loans at the end of 2009 while nonfarm/nonresidential properties made up 29.6%.

The Bank makes both consumer and commercial loans in all neighborhoods within its market area, including low-to-moderate income areas. Our market area is generally defined to be all or portions of the Botetourt, Roanoke, Rockbridge, and Franklin counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Aggressive pricing and competition from unregulated organizations have also been a challenge when generating new loans. Due to the economic downturn, real estate construction and commercial loan demand remained soft in 2009 resulting in a slight decrease in volume in those loan categories at December 31, 2009 while demand for mortgage real estate and consumer loans increased. The amounts of loans outstanding by type for the last five years, and the maturity distribution of variable and fixed rate loans as of year-end 2009 are presented in Table 8 and Table 9, respectively.

Table 8. Loan Portfolio Summary (thousands)

	2009	2008	2007	2006	2005
Commercial, financial and agricultural(1)	$147,482	$148,308	$110,178	$101,211	$96,630
Real estate, construction	17,575	18,498	45,021	31,418	16,412
Real estate, mortgage	82,318	75,630	66,346	63,461	56,320
Installment loans to individuals, other	16,571	14,285	16,135	15,952	16,257
Leases	—	—	—	1	5

Total	$263,946	$256,721	$237,680	$212,043	$185,624

(1)	Includes commercial real estate

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 6.1% in 2009 compared to an average yield of 6.9% in 2008 and 8.0% in 2007.

Table 9. Maturity Schedule of Loans (thousands)

	2009
	Real Estate, Mortgage	Commercial Financial and Agricultural	Real Estate, Construction	Installment Loans, Other	Total
					Amount	%
Fixed rate loans:
Due within one year	$5,038	$21,017	$438	$2,862	$29,355	11.1%
Due one to five years	4,611	7,795	9,828	6,810	29,044	11.0%
Due after five years	16,486	11,797	—	457	28,740	10.9%

Total fixed rate loans	26,135	40,609	10,266	10,129	87,139	33.0%

Variable rate loans:
Due within one year	7,796	34,848	7,309	4,591	54,544	20.7%
Due one to five years	1,466	3,110	—	14	4,590	1.7%
Due after five years	46,921	68,915	—	1,837	117,673	44.6%

Total variable rate loans	56,183	106,873	7,309	6,442	176,807	67.0%

Total loans:
Due within one year	12,834	55,865	7,747	7,453	83,899	31.8%
Due one to five years	6,077	10,905	9,828	6,824	33,634	12.7%
Due after five years	63,407	80,712	—	2,294	146,413	55.5%

Total loans	$82,318	$147,482	$17,575	$16,571	$263,946	100.0%

Allowance for Loan Losses

The allowance for loan losses is established to absorb losses in our loan portfolio. The Bank has developed, maintains, and documents a comprehensive, systematic, and consistently applied process to determine the amount of the allowance for loan losses at a level designed to be sufficient to absorb estimated credit losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level management believes to be adequate to absorb losses. The allowance for loan losses is evaluated on a quarterly basis by a management committee and is based upon our periodic review of factors such as identified and calculated loss exposure on impaired loans, the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, specific adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and environmental factors. Some of the factors that management considers in determining the appropriate level of the allowance for loan losses are: an evaluation of the current loan portfolio, an analysis of impaired loans, identification of troubled debt restructurings, identified loan problems, individually reviewed loans, past loss experience applied to categories of risk-similar loan pools, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves, industry analysis, concentration analysis, and other qualitative or environmental factors such as the effects of changes in risk selection and underwriting practices, experience, ability, depth of lending management and staff, and trends within the loan portfolio. Bank regulators also routinely review the Bank’s loans and other assets to assess their quality.

In addition to our quarterly management review, the Bank engages an independent third party review of our loan portfolio on an annual basis to validate our internal risk ratings and to provide an additional assessment of asset quality. This review further strengthens our loan grading and risk rating process and ultimately provides management additional information to quantify our allowance for loan losses. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Management determines the amount of the provision for loan losses that we believe will maintain the allowance at an appropriate and adequate level.

The adequacy of the allowance is determined by analysis of the three different factors known as the specific, general and unallocated components. The specific component addresses loans that are classified as impaired, for which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than its carrying value. Management is proactive in obtaining current third party appraisals in the valuation process. Each quarter, the aging of appraisals on nonperforming loans is reviewed. Loan administration employees and lending officers determine the type and scope of the appraisal needed to ensure proper valuation. Appraisals are ordered, received, and reviewed in a timely manner. The appraisals are tested for reasonableness in the review process and while uncommon, if there is not full concurrence from loan administration analysts and lending officers, another independent appraisal may be ordered. From time to time, the Bank’s lending officers in conjunction with our credit analyst may discount an appraisal should economic conditions, sales trends, or other relevant information warrant such action. During 2009, discounts ranging from 10% to 30% were applied to certain values based on an internal analysis of local market conditions. At the time of discounting, management estimates and discloses the fair value of these loans to be further impaired and therefore below the appraised value. Given the proliferation of depressed collateral values in certain areas of our markets, the Bank re-evaluated collateral values, including ordering new appraisals on impaired loans, even when existing appraisals were deemed current during normal economic times. These measures assisted management in quantifying the specific component.

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor, based on average loss history for the current year and three prior years, is applied to each group’s loan balances to determine the allocation. Prior to 2009, a five-year historical period was used in the model. Given the current economic climate in which we operate, we shortened the historic loss period to four years, including the current year in this component to ensure the most relevant data is being used in the model.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The qualitative and environmental factors include external risk factors that management believes affect the overall lending environment including levels and trends in delinquencies and impaired loans, our regulators’ assessment of asset quality, levels and trends in charge-offs and recoveries, trends in volume and terms to or from higher-risk loans, effects of changes in risk selection, underwriting practices and loan exceptions, experience, ability, and depth of lending management and staff, national and local economic trends and conditions, banking industry conditions, and the effect of changes in credit concentrations. For the unallocated component, we perform a thorough economic analysis using economic statistical data obtained from a professional third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the possible financial impact of the current and forecasted economic environment on our loan portfolio.

The complete evaluation process is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, management continually evaluates the adequacy of the loan loss reserve to maintain it at a level sufficient to absorb estimated credit losses inherent in the loan portfolio.

In 2009, the Bank experienced less loan growth compared to 2008 as the economy continued to struggle and compared to 2007 when economic conditions in the Bank’s market areas were more favorable. Bank management elected to make additional provisions to our allowance for loan losses in 2009 as a prudent and necessary measure in response to the prolonged economic recession, the uncertainty of the future economic climate, a stale local real estate and housing market, and an increase in impaired loans and higher levels of loan delinquencies. The loan loss provision expense in 2009 was $1,790,000 compared to $1,885,000 in 2008 and $275,000 in 2007. The continued unusually large provision was primarily related to exposure in residential spec construction, which continues to experience a decline in housing values and slowed sales.

The loan loss provision allocated for 2009 reflects the amount determined by management to maintain the reserve at a level we believe to be adequate based on the overall risk in the portfolio. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2009 was 1.50% as compared to 1.47% in 2008 and 0.96% in 2007. The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 10.

Additional information is contained in Tables 10, 11 and 12, and is discussed in Nonperforming and Problem Assets.

Table 10. Allowance for Loan Losses

	2009	2008	2007	2006	2005
Allowance for loan losses, beginning	$3,780,725	$2,291,617	$2,502,122	$2,271,074	$2,131,534
Provision for loan losses, added	1,790,000	1,885,000	275,000	300,000	450,000
Loans charged off
Commercial, financial and agricultural	(198,970)	(63,509)	(424,722)	(58,238)	(150,221)
Real estate, construction	(1,241,689)	(233,410)	—	—	(41,884)
Real estate, mortgage	(103,116)	(27,620)	(53,253)	(33,421)	—
Installment loans to individuals	(229,609)	(91,428)	(108,809)	(137,305)	(169,306)

	(1,773,384)	(415,967)	(586,784)	(228,964)	(361,411)

Recoveries of loans previously charged off
Commercial, financial and agricultural	130,014	400	66,720	100,000	3,601
Real estate, mortgage	—	—	6,489	13,889	1,350
Installment loans to individuals	19,670	19,675	28,070	46,123	46,000

	149,684	20,075	101,279	160,012	50,951

Net charge-offs	(1,623,700)	(395,892)	(485,505)	(68,952)	(310,460)

Allowance for loan losses, ending	$3,947,025	$3,780,725	$2,291,617	$2,502,122	$2,271,074

Net loan charge-offs to average loans	0.63%	0.16%	0.22%	0.04%	0.18%

The loan portfolio also included loans to various borrowers (watch list loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some of these loans being uncollectible, particularly if economic conditions worsen and the recession prolongs in 2010. Total loans on management’s watch list on December 31, 2009 were $35,714,784 compared to $20,863,294 at December 31, 2008. Due to the prolonged recession, we have increased significantly the volume of loans that management monitors closely, primarily in the real estate construction and housing markets. The downturn in those markets can affect both the borrower’s ability to repay the loan on time and the value of the collateral. The economy remained in a recession for a majority of 2009, and sales in the local real estate housing market struggled. Management remained proactive in identifying and monitoring such loans. Our prudent and conservative stance resulted in more loans added to the watch list. Some of the watch list loans, or others identified in the future, should they become nonaccrual status, could increase the volume of nonperforming loans in Table 12. Management will continue to monitor these loans and will take appropriate action when deemed necessary. The Bank has allocated reserves to the extent deemed appropriate in the allowance for loan losses.

The ratio of net loan charge-offs to average loans increased substantially in 2009 compared to 2008. While all loan categories experienced increases in charge-offs, construction real estate was the most dramatically impacted. This is primarily the result of one relationship with a real estate developer whose performance continued to deteriorate during 2009, and represents approximately $1.2 of the $1.8 million in charge-offs in 2009. The pre-approved builder loan program used by this customer has been discontinued by the Bank to prevent future exposure in the construction real estate loan category. Any exposure that resulted from deficient collateral values was charged-off to the allowance. To a lesser extent, consumer related loans witnessed an increase in charge-offs as unemployment, bankruptcies, and financial stress increased in our local market. While each loan may have circumstances that warrant other considerations, the Bank’s charge-off policy provides guidance in the timing of the charge-off process. The general guidance states that unsecured installment loans, including credit cards, which are six payments past due and have not received payments within the last 60 days will normally be recommended for charge-off. Unsecured time loans which are 90 days past due will normally be recommended for charge-off. Repossession of collateral is recommended for secured installment and time loans which are three payments past due and have not received payment within the past 60 days. Any remaining balance after the sale of collateral is typically charged off when the loan is 90 days past due and no payments have been received in the last 90 days. Real estate loan charge-offs are normally realized after the loan has been classified as loss and collateral has been liquidated. In all cases, charge-offs are reported to the Board of Directors. The charge-off review and recommendation process occurs monthly. Partial charge-offs are permitted when appropriate but are less common than a typical full charge-off. There was no change to the Bank’s charge-off policy in 2009. However, during these unprecedented economic times, our loan officers worked extensively with past due loan customers and exhausted all reasonable work-out attempts prior to charging off the loan. These efforts were supported by our management’s philosophy and at the government’s encouragement. The trend in charge-offs is likely to continue in 2010 until the economy, sustained by stronger employment and stable real estate values and sales, significantly improves. These charge-off trends are considered in the quarterly review of the allowance for loan losses.

The allowance for loan losses was 1.50% of gross loans outstanding at December 31, 2009. This represents an increase of $166,300 compared to the reserve at December 31, 2008. While nonperforming loans and charge-offs increased at a faster pace than the increase in the ratio of allowance for loan losses to gross loans outstanding, it is due to the uniqueness of the credit relationships analyzed and calculated by the Bank’s model. While there have been increases in impaired loans, the amount of loss exposure calculated after obtaining updated third party appraisals remains relatively small to the overall balance of impaired loans, quantified below.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, recent payment history, and the probability of collecting scheduled principal and interest payments when due. A loan may be considered impaired by management, and still be expected to have full repayment of both principal and interest, but not according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The worst and longest economic recession in decades has affected borrowers’ abilities to repay loans on time. Impaired loans amounted to $18,582,521 at December 31, 2009 compared to $6,656,016 at December 31, 2008. While the volume of impaired loans increased significantly, the loss exposure on impaired loans has been minimized by our conservative loan-to-value underwriting practices. As a result, the increase in the specific reserve component and the total allowance for loan losses is reflective of the nature of our loan portfolio. Maintaining current and updated appraisals on impaired loans in the portfolio is part of the Company’s best practices and provides objective evidence of our calculated loss exposure. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms and take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

While our conservative loan-to-value policies have resulted in well-collateralized positions, management recognizes that the reduction in impaired loans may be slow as real estate collateral may be difficult to liquidate at desired values in the current economic climate. Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses. Management does, however, consider the allowance for loan losses to be adequate at December 31, 2009.

The allocation of the reserve for loan losses is detailed in Table 11 below:

Table 11. Allocation of the Reserve for Loan Losses (thousands)

	2009		2008		2007		2006		2005
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
Balance at end of period applicable to
Commercial, financial and agricultural	$2,137	55.9%	$1,543	57.8%	$1,377	46.4%	$1,418	47.8%	$1,330	52.1%
Real estate, construction	624	6.6%	1,372	7.2%	154	18.9%	269	14.8%	265	8.8%
Real estate, mortgage	956	31.2%	487	29.4%	339	27.9%	187	29.9%	175	30.3%
Installment loans to individuals, other	230	6.3%	379	5.6%	422	6.8%	628	7.5%	501	8.8%

Total	$3,947	100.0%	$3,781	100.0%	$2,292	100.0%	$2,502	100.0%	$2,271	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

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

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, highly structured loan documentation, and follow up on exceptions to credit policies. The Bank does not engage in sub-prime lending activities, a practice of loaning funds to less creditworthy borrowers, an issue that has negatively impacted the banking and mortgage industries. The Bank’s real estate loan portfolio remains well collateralized. As a practice, the Bank does not establish interest reserves for loans retained in our portfolio. The Bank does participate loans for requests in excess of our legal lending limit. To further mitigate risks, the Bank regularly monitors for loan concentrations. At December 31, 2009, the Company had an approximate $89,000,000 loan concentration in non-owner occupied commercial real estate, construction, and lot loans. The concentration includes $80,000,000 in secured loans and $9,000,000 in loan commitments. The $9,000,000 portion of the loan concentration related to outstanding commitments is included in Note 13, Commitments and Contingencies, to the Consolidated Financial Statements. Following the FDIC’s guidance on concentrations, the Bank further analyzes the concentration as it relates to construction, land and development, and other land loans. Of the $89,000,000 concentration, $59,000,000 are in these loan categories, including $54,000,000 is in secured loans and $5,000,000 is in unused commitments. The $5,000,000 in unused commitments is also included in Note 13, Commitments and Contingencies. The Bank also monitors loan concentrations for large individual credit relationships to mitigate risk and ensure compliance with applicable laws.

The banking industry has experienced delinquencies with junior liens, including home equity loans, thereby labeling these loan categories as higher-risk loans. These categories represent 9.53% of the Bank’s loan portfolio. Of the loan balances in this category, 6.68% of those junior liens is past due and 0.81% is in nonaccrual status. The Bank does not engage in negative amortization loans. Interest-only loans are selectively used and are not part of the Bank’s traditional product offerings for home equity and residential mortgages.

Nonperforming assets, shown in Table 12 below, were $15,428,000 at December 31, 2009 and $7,263,000 at December 31, 2008. The significant increase from 2008 to 2009 in the total composition of the three components of nonperforming assets is primarily due to increases in nonaccrual loans. The nonaccrual loans category is primarily a direct result of loan relationships in the residential development home construction industry being unable to meet the contractual terms of the loan agreements in a soft local real estate and housing market.

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

Nonaccrual loans were $10,558,000 at December 31, 2009 and $2,239,000 at December 31, 2008. During 2009, we continued our careful monitoring and review of all credit relationships, particularly troubled credit relationships. One real estate development customer, with a majority of loans already in nonaccrual status, filed bankruptcy during the third quarter of 2009. The remaining credit relationships affected by this borrower’s bankruptcy filing were placed on nonaccrual status. Another real estate developer, previously identified as impaired, continued to struggle, resulting in a decision to place certain loans in nonaccrual status. To a lesser financial extent, some consumer related loans were also placed on nonaccrual status during the year. The combined effect of all nonaccrual activity resulted in a net addition to nonaccrual loans in the amount of $8,319,000 and a reversal of approximately $398,000 of interest income for the year-ended December 31, 2009. This action did not materially change our allowance for loan losses, as the exposure in these relationships had been identified in prior periods. However, the additional nonaccrual loans have significantly increased our nonearning assets, which will continue to have a financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms.

From 2008 to 2009, loans past due 90 or more days decreased significantly, but generally represent a shift from past due category to nonaccrual category. During 2009, there was a nominal decrease in foreclosed properties, as there were ongoing acquisitions, holdings, and disposals during the year. Appraisals are obtained generally at the time of foreclosure to ensure a proper valuation when the foreclosed properties are recorded. During the holding phase, current appraisals are obtained and any necessary writedowns are expensed as incurred. Total writedown expenses related to the holding phase of foreclosed properties in 2009 was $80,766. At disposition, a gain or loss on sale is recorded. Sales of foreclosed properties resulted in an aggregate net loss on sale of $122,208 in 2009. At December 31, 2009, foreclosed assets consisted of five properties totaling $1,322,000. The categories of the foreclosed properties were 64.1% in nonfarm nonresidential, 32.3% in 1-4 family residential, and 3.6% in construction and land development. All foreclosed properties are currently being marketed for sale. While the total of foreclosed properties remained steady in 2009 compared to 2008, the trend could worsen in 2010 should local economic conditions continue to deteriorate and a spike in foreclosures result, which could adversely impact earnings.

During the unprecedented economic recession of 2009, as discussed above, the Bank made a conscious effort to attempt work-out loan situations with past due customers. In some cases, loan restructuring was appropriate. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. At December 31, 2009, troubled debt restructurings totaled $2,733,000, and were spread among all loan categories. In no case was principal forgiven. Interest rates on these loans were at prevailing market rates, with only mild concessions given on interest rate reductions from the original terms. At December 31, 2009, $851,000 of troubled debt restructurings were on nonaccrual status. Bank management supports a philosophy of working with its customers during this downturn in the economy and has had general success in this area.

We consider the overall negative trend in our nonperforming assets a result of the recessionary impact of the economy as well as problem loan scenarios encountered during the normal course of business. To mitigate the risks associated with our loan portfolio, additional personnel have been allocated to the collections and troubled assets function of the Bank, as a prudent and necessary action during this phase of the economic cycle.

Nonperforming assets are analyzed in Table 12 for the last five years.

Table 12. Nonperforming Assets

	2009	2008	2007	2006	2005
Nonaccrual loans	$10,558,000	$2,239,000	$169,000	$1,557,000	$308,000
Loans past due 90 days or more	1,666,000	3,661,000	1,479,000	244,000	1,685,000
Restructured loans	1,882,000	—	—	—	—

Total nonperforming loans	14,106,000	5,900,000	1,648,000	1,801,000	1,993,000
Foreclosed properties	1,322,000	1,363,000	1,475,000	—	—

Total nonperforming assets	$15,428,000	$7,263,000	$3,123,000	$1,801,000	$1,993,000

Interest income, original terms
Non-accrual loans	$596,123	$27,204	$99,067	$236,886	$77,270
Loans past due 90 days or more	134,721	317,375	122,720	27,167	73,958

	$730,844	$344,579	$221,787	$264,053	$151,228

Interest income, recognized
Non-accrual loans	$234,280	$5,766	$3,859	$41,160	$140
Loans past due 90 days or more	72,501	189,476	52,941	18,493	78,088

Total	$306,781	$195,242	$56,800	$59,653	$78,288

Nonperforming assets to total loans	5.85%	2.83%	1.31%	0.85%	1.08%

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

Average total deposits for the year ended December 31, 2009 were $274.0 million, an increase of $16.9 million, or 6.6% over 2008. The percentage of the Bank’s average deposits that are interest-bearing increased to 87.9% in 2009 from 86.9% in 2008. Average demand deposits which earn no interest decreased to $33.1 million in 2009 from $33.7 million in 2008, compared with $33.3 million in 2007. Average deposits and average rates paid for the past three years are summarized in Table 13.

Table 13. Deposit Mix (thousands)

	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
NOW accounts	$22,599	0.10%	$21,674	0.12%	$20,777	0.19%
Money market	8,510	0.34%	12,610	1.41%	14,092	3.26%
Savings	20,287	0.25%	20,032	0.47%	20,208	0.50%
Small denomination certificates	120,043	3.38%	109,761	4.23%	105,425	4.81%
Large denomination certificates	69,514	3.57%	59,337	4.45%	49,021	4.89%

Total interest-bearing deposits	240,953	2.75%	223,414	3.39%	209,523	3.85%
Noninteresting-bearing deposits	33,072		33,673		33,348

Total deposits	$274,025		$257,087		$242,871

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $10.2 million or 17.2% in 2009. The growth in certificates of deposit issued in denominations of $100,000 or more can be primarily attributed to depositors within our market area. Time deposits held by municipalities and other public funds sources decreased to $6.2 million in 2009 from $8.9 million in 2008. The bank had brokered deposits at December 31, 2009 in the amount of $3,000,000 with the Commonwealth of Virginia—Department of the Treasury. Management’s strategy has been to support loan and investment growth with core deposits in our primary market area with minimal reliance on more volatile, large denomination brokered certificates of deposit. Table 14 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2009.

Table 14. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2009:

Remaining maturity of three months or less	$17,873
Remaining maturity over three through six months	11,345
Remaining maturity over six through twelve months	18,992
Remaining maturity over twelve months	21,845

Total time deposits of $100,000 or more	$70,055

Capital Adequacy

Stockholders’ equity was $26.6 million at December 31, 2009, a 3.9% increase from the 2008 year-end total of $25.6 million. The increase was primarily a result of the adjustment in other comprehensive income for defined benefit and post retirement health benefits, earnings, and an increase in the market value of available for sale securities. The increase was partially offset by a decrease in the market value of equity securities and dividend payments. Average stockholders’ equity as a percentage of average total assets was 8.5% in 2009, 9.2% in 2008, and 9.2% in 2007.

Regulatory requirements relating to capital adequacy provide minimum risk-based ratios that assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2009 both the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 10.6% and 10.5%, respectively and ratios of total capital to risk-weighted assets of 11.8%. These ratios continue to compare favorably to our peer group and are in excess of all regulatory minimum requirements.

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2009, both the Company and the Bank had ratios of year-end Tier 1 capital to average total assets for the fourth quarter of 2009 of 8.9%. Table 15 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2009, 2008 and 2007. All capital ratio levels indicate that the Company and the Bank are well capitalized, as presented in Note 14 to the Company’s consolidated financial statements.

Table 15. Year-End Risk-Based Capital (amounts in thousands)

	2009		2008		2007
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier 1 capital	$27,085	$27,045	$26,932	$26,896	$26,727	$25,328
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,212	3,219	3,218	3,218	2,292	2,292

Total regulatory capital	$30,297	$30,264	$30,150	$30,114	$29,019	$27,620

Total risk-weighted assets	$256,946	$257,550	$256,839	$257,433	$234,136	$233,830

Tier 1 as a percent of risk-weighted assets	10.6%	10.5%	10.5%	10.5%	11.4%	10.8%
Total regulatory capital as a percent of risk-weighted assets	11.8%	11.8%	11.8%	11.7%	12.4%	11.8%
Leverage ratio*	8.9%	8.9%	9.3%	9.4%	9.9%	9.4%

*	Tier 1 capital divided by average total assets for the quarter ended December 31.

At December 31, 2009 the Company had 1,246,062 shares of common stock outstanding, which were held by approximately 860 stockholders of record. As an alternative to the U.S. Treasury Department’s Capital Purchase Program, the Company launched a Dividend Reinvestment and Stock Purchase Plan allowing existing stockholders to increase their ownership in 2009. This strategic capital planning decision provides the Company with an additional opportunity to maintain the appropriate level of capital necessary without the substantial costs associated with a new equity offering while concurrently giving existing stockholders an investment opportunity. The Company maintains a capital contingency plan outlining strategies available in the event of unplanned circumstances requiring capital raising efforts.

Off-Balance Sheet Arrangements

For more information regarding financial instruments with off-balance sheet risk, see Note 13 to the Company’s Consolidated Financial Statements.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Management must ensure that adequate funds are available at all times to meet the needs of our customers. On the asset side of the balance sheet, cash, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management. Given the stressors and potential volatility in the financial markets and economic uncertanity, the Bank maintains a contingency liquidity plan to identify funding sources in the event of a liquidity crisis.

The Bank uses cash and federal funds sold to meet its short-term daily funding needs. During 2009, the interest rate environment was not conducive to purchasing longer-term investments. Management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level.

There were no material changes in the Company’s overall liquidity position at December 31, 2009 compared to December 31, 2008. Federal fund lines available from correspondent banks totaled $18,000,000 at December 31, 2009 and $23,000,000 at December 31, 2008. At December 31, 2009, there was no outstanding balance on these lines compared to $1,113,000 at December 31, 2008. The $5,000,000 decrease in total available liquidity from these sources in the federal funds market is a result of one non-primary correspondent bank line being frozen due to an adverse trend in the Company’s nonperforming assets. The other unsecured federal funds facilities remained unchanged.

The secondary liquidity source for both short-term and long-term borrowings consists of an approximate $13,700,000 secured line of credit with the Federal Home Loan Bank of Atlanta. No balance was outstanding on this line at December 31, 2009 or 2008. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At December 31, 2009, a $5,000,000 letter of credit in favor of the Commonwealth of Virginia-Treasury Board, to secure public deposits, reduced the available credit from this line to $8,700,000. With a 110% collateral pledging requirement, this leaves the Company $7,900,000 for secondary liquidity needs.

In 2009, the Federal Reserve Bank of Richmond approved the Bank’s request for a $1,000,000 Discount Window facility as part of its Contingency Liquidity Plan. There was no balance outstanding on this line at December 31, 2009.

During 2009, the Bank completed the process of becoming a participating institution in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a technology based service that the Bank can incorporate into its traditional product offering. The service uses a web based application that allows participating institutions across the country to swap, sell, or buy deposits from other members. The CDARS program can be used to attract new deposits, diversify our funding sources, and manage liquidity.

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either reinvested in federal funds sold to fund loan demand or deposit withdrawal fluctuations or the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a majority of its investment portfolio, 96.9%, in unpledged assets that have less than a five year average life maturity. These investments are a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Key Financial Ratios

The following table shows key financial ratios that often are used to compare the performance of financial institutions.

Table 16. Key Financial Ratios

	2009	2008	2007
Return on average assets	0.25%	0.42%	1.24%
Return on average equity	2.96%	4.52%	13.47%
Average equity to average assets	8.50%	9.23%	9.21%
Dividend payout ratio	89.56%	86.92%	29.59%

Future Application of Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for more information regarding the expected impact of accounting pronouncements recently issued.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial Statements:

Supplementary Data:

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not required to be engaged to examine management’s assertion about the effectiveness of Botetourt Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ ELLIOTT DAVIS, LLC
Elliott Davis, LLC
Galax, Virginia
March 23, 2010

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$7,507,950	$8,621,683
Interest-bearing deposits with banks	2,044,636	200,951
Federal funds sold	7,272,000	—
Investment securities available for sale	16,090,402	16,618,498
Investment securities held to maturity (fair value approximates $99,800 in 2009 and $1,342,387 in 2008)	100,000	1,350,000
Restricted equity securities	581,000	550,900
Loans, net of allowance for loan losses of $3,947,025 in 2009 and $3,780,725 in 2008	259,998,540	252,940,323
Property and equipment, net	8,058,292	8,301,847
Accrued income	1,253,125	1,454,202
Foreclosed assets	1,322,340	1,363,016
Other assets	4,306,288	2,990,591

Total assets	$308,534,573	$294,392,011

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$30,706,483	$33,815,283
Interest-bearing deposits	249,133,352	230,727,185

Total deposits	279,839,835	264,542,468
Federal funds purchased	—	1,113,000
Accrued interest payable	685,138	814,621
Other liabilities	1,403,272	2,330,158

Total liabilities	281,928,245	268,800,247

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,246,062 and 1,245,300 shares issued and outstanding in 2009 and 2008, respectively	1,246,062	1,245,300
Additional paid-in capital	1,630,586	1,618,584
Retained earnings	24,208,695	24,067,271
Accumulated other comprehensive loss	(479,015)	(1,339,391)

Total stockholders’ equity	26,606,328	25,591,764

Total liabilities and stockholders’ equity	$308,534,573	$294,392,011

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

Years ended December 31, 2009 and 2008

	2009	2008
Interest income
Loans and fees on loans	$15,884,452	$16,831,325
Federal funds sold	6,078	45,843
Investment securities:
Taxable	405,001	476,111
Exempt from federal income tax	276,197	341,605
Dividend income	2,485	35,205
Deposits with banks	1,853	4,709

Total interest income	16,576,066	17,734,798

Interest expense
Deposits	6,637,009	7,578,883
Federal funds purchased	1,651	43,519

Total interest expense	6,638,660	7,622,402

Net interest income	9,937,406	10,112,396
Provision for loan losses	1,790,000	1,885,000

Net interest income after provision for loan losses	8,147,406	8,227,396

Noninterest income
Service charges on deposit accounts	1,161,136	1,002,280
Other service charges and fees	188,553	196,550
Mortgage origination fees	202,497	200,868
Commissions on title services	71,074	134,479
Net realized gains on sales of securities	8,505	5,905
Other income	352,161	288,180

Total noninterest income	1,983,926	1,828,262

Noninterest expense
Salaries and employee benefits	4,780,653	4,230,640
Occupancy	553,485	540,014
Equipment	645,207	755,948
Foreclosed assets, net	219,805	394,188
Advertising and public relations	171,933	206,986
Outside services	303,095	265,943
FDIC insurance premiums and assessment	685,338	143,258
ATM and debit card	285,028	212,378
Franchise tax	193,732	177,494
Other general and administrative	1,292,177	1,473,871

Total noninterest expense	9,130,453	8,400,720

Income before income taxes	1,000,879	1,654,938
Income tax expense	236,805	452,168

Net income	$764,074	$1,202,770

Basic earnings per share	$0.61	$0.97

Diluted earnings per share	$0.61	$0.97

Basic weighted average shares outstanding	1,245,409	1,244,662

Diluted weighted average shares outstanding	1,245,409	1,245,822

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and

Comprehensive Income (Loss)

Years ended December 31, 2009 and 2008

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2007	1,243,300	$1,243,300	$1,577,284	$23,909,897	$(279,091)	$26,451,390
Net income	—	—	—	1,202,770	—	1,202,770
Net change in unrealized depreciation on investment securities available for sale, net of taxes of $85,008	—	—	—	—	(165,016)	(165,016)
Reclassified securities gains realized, net of taxes of $2,008	—	—	—	—	(3,897)	(3,897)
Net change in defined benefit pension plan, net of taxes $475,094	—	—	—	—	(922,241)	(922,241)
Net change in post retirement health, net of taxes of $(15,894)	—	—	—	—	30,854	30,854

Total comprehensive income						142,470

Dividends declared ($.84 per share)	—	—	—	(1,045,396)	—	(1,045,396)
Stock issued under Stock Option Plan	2,000	2,000	41,300	—	—	43,300

Balance, December 31, 2008	1,245,300	1,245,300	1,618,584	24,067,271	(1,339,391)	25,591,764

Net income	—	—	—	764,074	—	764,074
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(22,191)	—	—	—	—	43,076	43,076
Reclassified securities gains realized, net of taxes of $2,891	—	—	—	—	(5,614)	(5,614)
Net change in defined benefit pension plan, net of taxes $(423,073)	—	—	—	—	821,259	821,259
Net change in post retirement health plan, net of taxes of $(853)	—	—	—	—	1,655	1,655

Total comprehensive income						1,624,450

Dividends declared ($.50 per share)	—	—	—	(622,650)	—	(622,650)
Stock issued under Dividend Re- investment Plan	762	762	12,002	—	—	12,764

Balance, December 31, 2009	1,246,062	$1,246,062	$1,630,586	$24,208,695	$(479,015)	$26,606,328

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income	$764,074	$1,202,770
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	688,461	768,106
Net amortization of securities premiums	3,611	1,628
Provision for loan losses	1,790,000	1,885,000
Deferred income taxes	(45,990)	(496,074)
Net realized losses on sales of assets	105,514	135,620
Write down of other real estate owned	80,766	172,050
Changes in assets and liabilities:
Accrued income	201,077	175,552
Other assets	(1,825,737)	345,213
Accrued interest payable	(129,483)	(586,349)
Other liabilities	300,657	(472,653)

Net cash provided by operating activities	1,932,950	3,130,863

Cash flows from investing activities
Net increase in federal funds sold	(7,272,000)	—
Purchases of investment securities—held to maturity	—	(1,450,000)
Purchases of investment securities—available for sale	(9,458,755)	(5,496,430)
Purchases of restricted equity securities	(30,100)	(45,400)
Maturities of investment securities—held to maturity	1,250,000	1,450,000
Maturities of investment securities—available for sale	9,343,000	8,780,000
Sale of investment securities—available for sale	705,500	505,625
Net (increase) decrease in interest-bearing deposits with banks	(1,843,685)	18,805
Net increase in loans	(10,333,515)	(20,531,748)
Purchases of property and equipment, net	(330,711)	(789,017)
Proceeds from sales of property and equipment	26,102	20,350
Proceeds from sales of foreclosed assets	1,323,000	935,000

Net cash used in investing activities	(16,621,164)	(16,602,815)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	(3,108,800)	1,372,675
Net increase in interest-bearing deposits	18,406,167	15,063,826
Net decrease in federal funds purchased	(1,113,000)	(1,021,000)
Common stock issued	12,764	43,300
Dividends paid	(622,650)	(1,045,396)

Net cash provided by financing activities	13,574,481	14,413,405

Net increase (decrease) in cash and due from banks	(1,113,733)	941,453
Cash and due from banks, beginning	8,621,683	7,680,230

Cash and due from banks, ending	$7,507,950	$8,621,683

Supplemental disclosure of cash flow information
Interest paid	$6,768,143	$8,208,750

Taxes paid	$67,400	$1,348,000

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$1,485,298	$1,095,066

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

The accounting and reporting policies of the Company, the Bank and Buchanan Service Corporation follow generally accepted accounting principles (“GAAP”) and general practices of the financial services industry, within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) structure of authoritative literature. Following is a summary of the more significant policies.

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

Notes to Consolidated Financial Statements

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

Loan origination fees and costs are capitalized and recognized as an adjustment to the yield on the related loan. Discounts and premiums on residential real estate loans are amortized to approximate the interest method over the remaining period contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) guidance for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, (ii) guidance for Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance, and (iii) guidance allowing a creditor to use existing methods for recognizing interest income on an impaired loan.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor is applied to each group’s loan balances to determine the allocation. In 2009, the loss ratio factor is based on average loss history for the current year and three prior years while in 2008 the factor was based on a five-year average loss history. Given the current economic climate, the historic loss period was shortened to ensure the most relevant data is being used in the model.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, recent payment history, and the probability of collecting scheduled principal and interest payments when due. A loan may be considered impaired by management, and still be expected to have full repayment of both principal and interest, but not according to the contractual terms of the loan agreement. Loans

Notes to Consolidated Financial Statements

that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for potential loss exposure. Accordingly, the Company does not generally separately identify individual consumer and residential loans for impairment disclosures.

Property and Equipment

Land is carried at cost. Buildings and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives or lease terms:

Years
Buildings and improvements	10-50
Furniture and equipment	3-10

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses during the holding period, gains and losses on sale, and changes in the valuation allowance are included in net expenses from foreclosed assets.

Stock-based Compensation

The Company maintained the 1999 Stock Option Plan, approved by stockholders, that provided for grants of stock options to selected employees during a significant portion of 2009. The plan expired during the fourth quarter of 2009. The fair value of the Company’s stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model required the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may have been other factors that would otherwise have had a significant effect on the value of stock options granted but are not considered by the model. Because the Company’s stock options had characteristics significantly different from those of traded options and because changes in the subjective input assumptions could materially affect the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable single measure of the fair value of its stock options at the time of grant.

In 2009, the Company adopted and the stockholders approved, a 2009 Incentive Stock Plan (“2009 Incentive Plan”) that provides for restricted stock grants and options up to 50,000 shares for key employees of the Company, to be issued at no less than the current market price at the time of the grant or option. The maximum number of shares with respect to which awards may be granted in any calendar year is 15,000 shares. The plan expires May 13, 2019 unless all shares are granted prior to the expiration date. No restricted stock grants or options have been granted under this plan.

Notes to Consolidated Financial Statements

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

The Company also provides a qualified profit sharing/thrift plan. All full-time employees, age 18 and older, are eligible to participate and are automatically enrolled, unless they choose to opt-out of the plan, after completing their first six months of service. All employees may elect to make pretax contributions up to the maximum amount allowed by the Internal Revenue Service. The first 1% of employee contributions is matched 100% by the Company. The next 5% of employee contributions are matched 50% by the Company.

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

The Company defers loan fees and costs for financial statement purposes. Current tax regulations suggest that loan fees also be deferred using the effective yield method for income tax purposes. These regulations also suggest that the associated costs, which are primarily employee salaries, be currently deducted. Due to limitations in the Company’s accounting software, the Company has chosen to accelerate revenue recognition by including these loan fees in current year income for income tax purposes. As a result of the implementation of disclosure guidance regarding Income Taxes, the Company has not incurred a tax benefit because the payment of tax on these fees has been accelerated.

Notes to Consolidated Financial Statements

In the event that the Company has an unrecognized tax benefit in future accounting periods, the Company will recognize interest accrued related to the benefit in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax benefit for the years ended December 31, 2008 and 2007. Because of the immaterial impact of deferred tax accounting, other than interest and penalties, the reversal of the above treatment by taxing authorities would not affect the annual effective tax rate but would defer the payment of cash to the taxing authority to later periods. The Company’s tax filings for years ended 2006 through 2008 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation. During 2009, the IRS audited the Company’s 2007 federal income tax return. Upon completion of the audit, the IRS concluded there was no change to the amount of tax the Company reported or paid.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued using the Treasury Stock Method. At December 31, 2009, the Company had no potentially dilutive securities outstanding.

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

Fair Value of Financial Instruments

The Fair Value Measurements and Disclosures topic provides guidance and requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Notes to Consolidated Financial Statements

The Company applies a framework for measuring and disclosing fair value under generally accepted accounting principles. The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events

In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued.

Recent Accounting Pronouncements

The following is a summary of recent authoritative announcements.

In June 2009, the FASB issued guidance which restructured GAAP and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The ASC was amended in December 2009 to include this guidance. The guidance was effective for the Company on January 1, 2010 and there was no material impact to the Company’s financial position, results of operations, or cash flows.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to stockholders that allow the stockholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to stockholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial position, results of operations, or cash flows.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that

Notes to Consolidated Financial Statements

is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3,550,000 for the periods including December 31, 2009 and 2008, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$499,360	$3,922	$—	$503,282
Government-sponsored enterprises	8,505,929	34,700	85,592	8,455,037
State and municipal securities	6,900,512	196,409	10,261	7,086,660
Corporate securities	1	45,422	—	45,423

	$15,905,802	$280,453	$95,853	$16,090,402

Held to maturity:
State and municipal securities	$100,000	—	200	99,800

	$100,000	$—	$200	$99,800

2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury securities	$497,545	$13,036	$—	$510,581
Government-sponsored enterprises	7,499,906	81,250	—	7,581,156
State and municipal securities	8,493,206	56,306	72,370	8,477,142
Corporate securities	1	49,618	—	49,619

	$16,490,658	$200,210	$72,370	$16,618,498

Held to maturity:
Government-sponsored enterprises	$1,250,000	$53	$7,416	$1,242,637
State and municipal securities	100,000	—	250	99,750

	$1,350,000	$53	$7,666	$1,342,387

Notes to Consolidated Financial Statements

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $500,000 at December 31, 2009 and 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Proceeds on the sale of investment securities amounted to $705,500 in 2009 and $505,625 in 2008. Gross realized gains for the years ended December 31, 2009 and 2008 amounted to $8,505 and $5,905, respectively.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2009, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,514,440	$1,526,498	$—	$—
Due after one year through five years	7,078,454	7,233,172	100,000	99,800
Due after five years through ten years	7,064,038	7,028,309	—	—
Due after ten years	248,870	302,423	—	—

	$15,905,802	$16,090,402	$100,000	$99,800

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2009
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	3,920,367	85,592	—	—	3,920,367	85,592
State and municipal securities	621,206	10,128	94,667	333	715,873	10,461
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,541,573	$95,720	$94,667	$333	$4,636,240	$96,053

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	292,584	7,416	—	—	292,584	7,416
State and municipal securities	3,278,460	36,070	578,450	36,550	3,856,910	72,620
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$3,571,044	$43,486	$578,450	$36,550	$4,149,494	$80,036

Notes to Consolidated Financial Statements

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company does not believe that gross unrealized losses as of December 31, 2009, which is comprised of 14 investment securities, represent an other-than-temporary impairment. The gross unrealized losses reported relate to investment securities issued by the United States Treasury, Government-sponsored enterprises, and various state and municipal securities. Total gross unrealized losses, which represent 0.60% of the amortized cost basis of the Company’s total investment securities, were attributable to changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

Restricted equity securities, which are carried at cost, consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corp., which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. Both the Bank’s stock in CBB Financial Corp. and the FHLB are restricted in the fact that the stock may only be repurchased by the issuer. Management also considers these investments when testing for impairment. On a quarterly basis, management reviews both institutions’ capital adequacy to ensure they meet regulatory minimum requirements. Bank management does not believe any unrealized losses associated with investments in these institutions to be anything other than temporary.

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31 are as follows (in thousands):

	2009	2008
Commercial	$16,701	$17,907
Real estate:
Construction and land development	54,213	61,374
Residential, 1-4 families	82,319	75,622
Residential, 5 or more families	2,851	4,862
Farmland	11,117	11,026
Nonfarm, nonresidential	78,130	68,867
Agricultural	1,664	2,358
Consumer	13,600	13,730
Other	3,351	1,039

	263,946	256,785
Deferred loan fees	—	(64)
Allowance for loan losses	(3,947)	(3,781)

	$259,999	$252,940

Loans receivable include $77,000 and $73,000 in overdraft demand deposit accounts at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2009	2008
Balance, beginning	$3,780,725	$2,291,617

Provision charged to expense	1,790,000	1,885,000
Recoveries of amounts charged off	149,684	20,075
Amounts charged off	(1,773,384)	(415,967)

Balance, ending	$3,947,025	$3,780,725

The total loan amounts charged off increased substantially in 2009 compared to 2008. While all loan categories experienced increases in charge-offs, construction real estate was the most dramatically impacted. One credit relationship within this loan category represents approximately $1.2 of the $1.8 million in charge-offs in 2009. The pre-approved builder loan program used by this customer has been discontinued by the Bank to prevent future exposure in the construction real estate loan category.

The following is a summary of information pertaining to impaired and nonperforming loans at December 31:

	2009	2008
Impaired loans without a valuation allowance	$12,056,395	$2,531,080
Impaired loans with a valuation allowance	6,526,126	4,124,936

Total impaired loans	$18,582,521	$6,656,016

Valuation allowance related to impaired loans	$1,484,740	$1,261,562

Nonaccrual loans	$10,558,464	$2,238,688
Loans past due ninety days or more still accruing	1,666,758	3,660,830

	$12,225,222	$5,899,518

Average investment in impaired loans	$15,264,284	$3,221,150

Interest income recognized for the year	$254,351	$428,135

Interest income recognized on a cash basis for the year	$12,398	$3,159

Loans past due ninety days or more still accruing interest are deemed to be both well secured and in the process of collection.

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2009	2008
Land	$2,307,853	$2,307,853
Buildings and improvements	6,722,905	6,692,551
Furniture and equipment	3,180,897	3,184,493

	12,211,655	12,184,897
Less accumulated depreciation	4,153,363	3,883,050

	$8,058,292	$8,301,847

Notes to Consolidated Financial Statements

Depreciation expense for 2009 and 2008 was $548,165 and $619,515, respectively.

Lessee Activities

In 2009, the Bank leased out a portion of its loan administration facility to a third party on a month-to-month basis. The lease calls for monthly lease payments of $750. Rental income received related to this lease in 2009 was $9,000 and $8,250 in 2008.

The Bank leased out a portion of a branch facility to a third party on a month-to-month basis from January through May 2008. The tenant vacated in May 2008. The lease called for monthly lease payments of $1,865, plus cleaning services. Rental income received related to this facility in 2008 was $9,422.

The Bank leases office space to Mountain Valley Title Insurance Agency, LLC in the amount of $6,000 annually and paid quarterly and to Rockbridge Title Services, LLC in the amount of $6,000 annually and paid quarterly. These terms began in July 2005. Both of these companies are related party interests.

The Bank recognized rental income from leasing various other real estate owned properties to tenants. The lease contracts are short-term in the event the property sells and call for monthly payments. Rental income received related to this activity in 2009 was $36,908 and $1,700 in 2008 and is shown net of foreclosed asset expenses on the consolidated statement of operations.

Aggregate rental income for 2009 and 2008 was $57,908 and $31,372, respectively.

Lessor Activities

The Bank leases locations for automated teller machines, storage and parking facilities under various operating leases that call for annual payments as follows:

2010	$11,716
2011	6,416
2012	5,666
2013	2,456
2014	539

$26,793

Aggregate rental expense for 2009 and 2008 was $14,310 and $12,993, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $70,055,203 and $64,778,681 respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$139,165,114
2011	31,666,853
2012	12,451,957
2013	5,627,366
2014	6,946,156
Thereafter	—

$195,857,446

Notes to Consolidated Financial Statements

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2009, these included unsecured lines of credit of approximately $18,000,000. At December 31, 2009, the Company had no federal funds purchased outstanding balance against these lines. At December 31, 2008, $1,113,000 in federal funds purchased was outstanding against one of the unsecured lines of credit.

The Company has a secured line of credit of approximately $13,700,000 with the Federal Home Loan Bank of Atlanta. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At December 31, 2009, a $5,000,000 letter of credit in favor of the Commonwealth of Virginia-Treasury Board, to secure public deposits, reduced the available credit from this line to $8,700,000.

With a 110% collateral pledging requirement, this would leave the Company $7,900,000 for secondary liquidity needs. No balance was outstanding on this line at December 31, 2009 or 2008.

In 2009, the Company established a $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at December 31, 2009.

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$7,508	$7,508	$8,622	$8,622
Interest-bearing deposits with banks	2,045	2,045	201	201
Federal funds sold	7,272	7,272	—	—
Investment securities, available for sale	16,090	16,090	16,618	16,618
Investment securities, held to maturity	100	100	1,350	1,342
Restricted equity securities	581	581	551	551
Loans, net of allowance for loan losses	259,999	259,974	252,940	253,446
Accrued interest receivable	1,253	1,253	1,454	1,454
Financial liabilities
Deposits	279,840	282,474	264,542	264,466
Federal funds purchased	—	—	1,113	1,113
Accrued interest payable	685	685	815	815
Unused commitments	—	—	—	—

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

Notes to Consolidated Financial Statements

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

GAAP provides guidance in establishing a framework for measuring and disclosing fair value and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair Value Hierarchy

Based on accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the disclosure guidance on Receivables. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with the disclosure guidance, impaired loans, where an allowance is established based on the fair value of collateral, is classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Notes to Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$16,090	$549	$15,541	$—

Total assets at fair value	$16,090	$549	$15,541	$—

December 31, 2008
Investment securities available for sale	$16,618	$560	$16,058	$—

Total assets at fair value	$16,618	$560	$16,058	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the tables below.

(In Thousands) December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$5,041	$—	$4,748	$293
Foreclosed assets	1,322	—	1,322	—

Total assets at fair value	$6,363	$—	$6,070	$293

December 31, 2008
Impaired loans	$2,863	$—	$1,657	$1,206
Foreclosed assets	1,363	—	1,363	—

Total assets at fair value	$4,226	$—	$3,020	$1,206

Transfers into Level 3 during the year ended December 31, 2009 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the year ended December 31, 2009, the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

Year-Ended December 31, 2009 Impaired Loans
Balance, January 1, 2009	$3,794
Reclassification adjustment	(2,588)

Adjusted balance, January 1, 2009	1,206
Included in earnings	(89)
Transfers into (out of) Level 3, net	(821)
Principal reductions	(3)

Balance, December 31, 2009	$293

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Notes to Consolidated Financial Statements

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	2009	2008
Net income available to common stockholders	$764,074	$1,202,770

Weighted average common shares outstanding, basic	1,245,409	1,244,662
Effect of dilutive securities, options	—	1,160

Weighted average common shares outstanding, diluted	1,245,409	1,245,822

Basic earnings per share	$0.61	$0.97

Diluted earnings per share	$0.61	$0.97

The Company’s 1999 Stock Option Plan expired on December 22, 2009. Therefore, at December 31, 2009, the Company had no potentially dilutive securities outstanding.

Note 11. Benefit Plans

Stock Based Compensation

The Company’s 1999 Stock Option Plan (the “Plan”) provided for the issuance of 10,000 options to its employees to purchase shares of the Company’s common stock. The options had an original term of up to ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Plan. The options vested immediately upon grant but could not be exercised for six months after issue. It was the Company’s policy to issue new shares of stock for exercised options. Prior to 2009, all options reserved under the plan had been granted and on December 22, 2009, the Plan expired.

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

All outstanding options vested prior to January 1, 2008. Therefore, no compensation expense was recognized in 2009 or 2008. There was no unrecognized compensation cost at December 31, 2009.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity, and related information for the years ended December 31, is as follows:

Granted and Outstanding
Balance, December 31, 2007	6,700
Granted	—
Exercised	(2,000)
Forfeited	—

Balance, December 31, 2008	4,700
Granted	—
Exercised	—
Forfeited	—
Expired	(4,700)

Balance, December 31, 2009	—

Additional information relating to the Stock Option Plan is detailed below:

	2009	2008
Outstanding options at December 31:
Number, all exercisable	—	4,700
Exercise price, beginning of the year(1)	$23.21	$22.75
Exercise price, end of year(1)	—	23.21
Contractual term remaining in months(1)	—	12

Weighted average exercise price of options:
Granted during the year	$—	$—
Exercised during the year	$—	$21.65
Forfeited during the year	$—	$—
Expired during the year	$23.21	$—

(1)	Weighted average

No options were exercised and no cash was received during 2009. There is no intrinsic value at December 31, 2009 as all options outstanding and unexercised expired on December 22, 2009. The intrinsic value for options outstanding, all exercisable at December 31, 2008, was $31,913. The intrinsic value for options exercised during 2008 was $17,281. The cash received from exercised options during 2008 was $43,300.

In 2009, the Company adopted and the stockholders approved, a 2009 Incentive Stock Plan (“2009 Incentive Plan”) that provides for restricted stock grants and options up to 50,000 shares for key employees of the Company, to be issued at no less than the current market price at the time of the grant or option. The maximum number of shares with respect to which awards may be granted in any calendar year is 15,000 shares. The plan expires May 13, 2019 unless all shares are granted prior to the expiration date. No restricted stock grants or options have been granted under that plan.

Defined Benefit Pension Plan

The Bank has a qualified, noncontributory, Defined Benefit Pension Plan, sponsored by the Virginia Bankers Association, covering all eligible employees with one year of service who have attained the age of twenty-one. Contributions to the plan are based on computations by independent actuarial consultants. The plan’s assets include common stock, fixed income securities, short-term investments and cash. The benefits are primarily based on years of service and earnings.

Notes to Consolidated Financial Statements

The following table is a summary of the plan’s funded status for each year ended December 31:

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$4,299,502	$4,125,039
Service cost	219,630	337,039
Interest cost	257,680	321,909
Actuarial (gain)/loss	(407,736)	(359,031)
Benefits paid	(7,199)	(125,454)

Benefit obligation at end of year	$4,361,877	$4,299,502

Change in plan assets
Fair value of plan assets at beginning of year	$2,544,432	$3,767,124
Actual return on plan assets	956,305	(1,350,223)
Employer contribution	360,000	252,985
Benefits paid	(7,199)	(125,454)

Fair value of plan assets at end of year	$3,853,538	$2,544,432

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$238,232	$238,052
Contributions	360,000	252,985
Pension cost	(357,601)	(252,805)

Prepaid (accrued) benefit cost	$240,631	$238,232

Funded status
Funded status	$(508,339)	$(1,755,070)
Unrecognized transitional net assets	—	—
Unrecognized prior service costs	2,671	4,201
Unrecognized net actuarial loss	746,299	1,989,101

Net amount recognized, December 31	$240,631	$238,232

Recognized on balance sheet
Other assets	$254,650	$677,723
Other liabilities	(508,339)	(1,755,070)
Accumulated other comprehensive loss, net of tax	494,320	1,315,579

Net amount recognized, December 31	$240,631	$238,232

Notes to Consolidated Financial Statements

The following table is a summary of the assumptions and components of net periodic benefit costs for the years ended December 31:

	2009	2008
Components of net periodic benefit cost
Service cost	$219,630	$337,039
Interest cost	257,680	321,909
Expected return on plan assets	(203,170)	(419,724)
Amortization	1,530	1,913
Recognized net actuarial loss	81,931	11,668

Net periodic benefit cost	$357,601	$252,805

	2009	2008
Weighted-average assumptions at December 31
Discount rate used for net periodic pension cost	6.00%	6.25%
Discount rate used for disclosure	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%

The accumulated benefit obligation for the defined benefit pension plan was $3,088,680 and $2,663,707 at December 31, 2009 and 2008.

Using the same fair value hierarchy described in Note 9, the fair values of the Company’s pension plan assets, by asset category, are as follows:

December 31, 2009	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$18,179	$18,179	$—	$—
Mutual funds—equities	2,920,576	2,920,576	—	—
Mutual funds—fixed income	914,783	914,783	—	—

Total assets at fair value	$3,853,538	$3,853,538	$—	$—

December 31, 2008	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$104,730	$104,730	$—	$—
Mutual funds—equities	1,974,163	1,974,163	—	—
Mutual funds—fixed income	465,539	465,539	—	—

Total assets at fair value	$2,544,432	$2,544,432	$—	$—

A contribution of $250,000 was made in February 2010. No additional contributions are expected in 2010.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2010	$9,537
2011	9,678
2012	9,954
2013	151,562
2014	149,542
2015-2019	1,128,600

Notes to Consolidated Financial Statements

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

The plan’s annualized performance, compared to the benchmark, is presented as follows:

	1-Year	3-Year	5-Year	10-Year
Plan return	31.92%	(1.94)%	3.28%	3.14%
Benchmark	23.09%	(2.00)%	2.24%	1.69%

Discount Rate

The process used to select the discount rate assumption takes into account the benefit cash flow and the segmented yields on high quality corporate bonds that would be available to provide for the payment of the benefit cash flow. A single effective discount rate, rounded to the nearest 0.25%, is then established that produces an equivalent discounted present value.

Asset allocation and investment strategies

The pension plan’s weighted-average asset allocations, by asset category, are as follows for the year-ended December 31:

	2009	2008
Asset Category
Mutual funds—fixed income	24%	18%
Mutual funds—equity	76%	78%
Other	—%	4%

Total	100%	100%

Bank management elects an asset allocation for the plan annually. The election is based on management’s assessment of the fixed income and equities markets and the economic outlook when matching potential risk and return for employee participants. The trust fund is diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the Plan’s investment strategy. The Investment Manager considers both actively and passively managed investment strategies and allocates funds across the asset classes to develop an efficient investment structure.

Notes to Consolidated Financial Statements

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administration costs chargeable to the Trust.

Concentration of risk

No concentration of risk was identified in the plan.

Post Retirement Health Insurance

The Company sponsors a post retirement health care plan for certain retired employees. The health plan has an annual limitation (a “cap”) on the dollar amount of the employer’s share of the cost of covered benefits incurred by a plan participant. The retiree is responsible, therefore, for the amount by which the cost of the benefit coverage under the plan incurred during a year exceeds that cap. No health care cost increases have been factored into the health plan’s actuarial calculations due to this cap. The plan remains frozen with coverage continuing for eight existing retiree participants. The following tables summarize the Bank’s post retirement plan obligations, assets, funded status, and the assumptions and components of net periodic benefit costs using a measurement date of December 31, 2009 and 2008.

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$176,540	$218,590
Interest cost	10,851	12,377
Actuarial (gain) loss	11,602	(32,027)
Benefits paid	(17,747)	(22,400)

Benefit obligation at end of year	$181,246	$176,540

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	17,747	22,400
Benefits paid	(17,747)	(22,400)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status, December 31	$(181,246)	$(176,540)
Unrecognized transition obligation	176,658	191,380
Unrecognized actuarial (gain) loss	(15,248)	(27,462)

Net amount recognized	$(19,836)	$(12,622)

Recognized on balance sheet
Other assets	$54,879	$55,732
Other liabilities	(181,246)	(176,540)
Accumulated other comprehensive loss	106,531	108,186

Net amount recognized	$(19,836)	$(12,622)

Components of net periodic benefit cost
Interest cost	$10,851	$12,377
Amortization of net obligation at transition	14,722	14,722
Amortization of net (gain) loss	(612)	—

Net periodic postretirement benefit cost	$24,961	$27,099

Notes to Consolidated Financial Statements

The Bank expects to recognize amortization of transition obligation of $14,722 in 2010.

The discount rate in determining the benefit relating to the untrended post retirement health care plan at December 31, 2009, was assumed to be 5.75%. Since the post retirement health insurance benefit plan is untrended, increases and decreases in health care cost trend rates, expected rate of return on plan assets, and the rate of compensation increase is not applicable.

Employer contributions are expected to be $18,691 in 2010.

Estimated future benefit payments by the plan are as follows:

2010	$19,200
2011	18,629
2012	18,028
2013	17,400
2014	16,748
2015-2019	73,474

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and executive employees. The corresponding assets and liabilities of the plans at December 31, 2009 were valued at $179,086 for the Director Plan and $260,166 for the Executive Plan and are held by a third party through the Virginia Bankers Association.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. All full-time employees, age 18 and older, are eligible to participate and are automatically enrolled, unless they choose to opt-out of the plan, after completing their first six months of service. The plan allows for pretax employee contributions of up to the maximum allowed by the Internal Revenue Service. In 2009, the first 1% of employee contributions was matched 100% by the Company. The next 5% of employee contributions was matched 50% by the Company. In 2008 the Company matched up to 50% of the first 6% contributed by the employee. Employer contributions to the plan amounted to $90,836 and $66,028 in 2009 and 2008, respectively.

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense are as follows:

	2009	2008
Current
Federal	$282,822	$941,939
State	(27)	6,303

	282,795	948,242
Deferred
Federal	(44,720)	(495,064)
State	(1,270)	(1,010)

	(45,990)	(496,074)

	$236,805	$452,168

Notes to Consolidated Financial Statements

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

	2009	2008
Tax at statutory federal rate	$340,299	$562,679
Tax exempt interest income	(104,323)	(119,132)
Other	829	8,621

	$236,805	$452,168

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31 are summarized as follows:

	2009	2008
Deferred tax assets
Allowance for loan losses	$1,125,079	$1,149,973
Deferred compensation	137,972	128,600
Defined benefit plan	254,650	677,723
Post retirement health benefits	54,879	55,732
Investment in pass-through entities	53,054	45,017
Interest earned on nonaccrual loans	16,014	—
Foreclosed assets	67,903	58,711
Accrued unpaid compensation	49,946	—
Other	7,965	21,824

Deferred tax assets	1,767,462	2,137,580

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(62,764)	(43,465)
Depreciation	(343,268)	(307,977)
Accretion of discount on investment securities	(4,049)	(3,846)
Accrued pension costs	(166,813)	(203,399)
Other	(23,092)	(14,181)

Deferred tax liabilities	(599,986)	(572,868)

Net deferred tax asset	$1,167,476	$1,564,712

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance on Income Taxes.

Note 13. Commitments and Contingencies

Litigation

In the normal course of business the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

Notes to Consolidated Financial Statements

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

	2009	2008
Commitments to extend credit	$37,478,000	$34,898,000
Standby letters of credit	3,782,000	6,743,000

	$41,260,000	$41,641,000

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

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke, Rockbridge and Franklin counties, Virginia. At December 31, 2009 the Company had an approximate $89,000,000 loan concentration in non-owner occupied commercial real estate, construction, and lot loans. The concentration includes $80,000,000 in secured loans and $9,000,000 in loan commitments. The total commitments to extend credit presented in the financial instruments with off-balance sheet risk above include the $9,000,000 related to the non-owner occupied concentration. Of the $89,000,000 concentration, approximately $59,000,000 is related to construction, land and development, and other land loans. Of the $59,000,000 in these categories, $54,000,000 is in secured loans while $5,000,000 is in unused commitments. The $5,000,000 in unused commitments is also included in the total commitments to extend credit above. The Bank also monitors loan concentrations for large individual credit relationships to mitigate risk and ensure compliance with applicable laws.

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Notes to Consolidated Financial Statements

The Company and Bank’s actual capital amounts and ratios are also presented in the table (in thousands except for percentages).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$30,297	11.8%	$20,497	8.0%	n/a	n/a
Bank of Botetourt	$30,264	11.8%	$20,546	8.0%	$25,682	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$27,085	10.6%	$10,248	4.0%	n/a	n/a
Bank of Botetourt	$27,045	10.5%	$10,273	4.0%	$15,409	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$27,085	8.9%	$12,242	4.0%	n/a	n/a
Bank of Botetourt	$27,045	8.8%	$12,241	4.0%	$15,301	5.0%

December 31, 2008:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$30,150	11.8%	$20,502	8.0%	n/a	n/a
Bank of Botetourt	$30,114	11.7%	$20,550	8.0%	$25,687	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$26,932	10.5%	$10,251	4.0%	n/a	n/a
Bank of Botetourt	$26,896	10.5%	$10,275	4.0%	$15,412	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$26,932	9.3%	$11,725	4.0%	n/a	n/a
Bank of Botetourt	$26,896	9.4%	$11,676	4.0%	$14,595	5.0%

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,700,000 at December 31, 2009. No 23A transactions existed between the Company and the Bank at December 31, 2009.

Notes to Consolidated Financial Statements

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

Aggregate loan transactions with related parties were as follows:

	2009	2008
Balance, beginning	$1,318,616	$2,445,104
New loans or credit line advances	4,793,729	6,007,441
Repayments	(4,987,861)	(7,133,929)

Balance, ending	$1,124,484	$1,318,616

Deposit transactions with related parties at December 31, 2009 and 2008 were insignificant.

As previously discussed in the Note related to Property and Equipment, the Bank had lessee activities with companies of related party interests in both 2009 and 2008.

Note 16. Dividend Reinvestment and Stock Purchase Plan

In 2009, the Company launched a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which provides for the issuance of 200,000 shares of common stock. This strategic capital planning decision provides the Company an alternative to the U.S. Treasury Department’s Capital Purchase Program by allowing an additional opportunity to maintain the appropriate level of capital necessary without the substantial costs associated with a new equity offering while concurrently giving existing stockholders an investment opportunity to increase their ownership.

The purchase price of shares acquired through the DRIP is recommended by the Dividend Reinvestment Plan Committee (“Committee”) of the Company and approved by the Board of Directors. In determining the purchase price per share, the Committee considers book value of the common stock of the Company, relationship between traded price and book value, known recent trades, and any additional information the Committee deems appropriate.

The inaugural dividend reinvestment and optional cash purchases occurred in the fourth quarter of 2009 when 762 shares of common stock were issued at an established purchase price of $16.75 per share.

Notes to Consolidated Financial Statements

Note 17. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$6,511	$34,813
Investment in affiliate bank at equity	26,565,630	25,556,561
Other assets	34,187	390

Total assets	$26,606,328	$25,591,764

Liabilities
Total liabilities	$—	$—

Stockholders’ equity
Common stock	1,246,062	1,245,300
Additional paid-in capital	1,630,586	1,618,584
Retained earnings	24,208,695	24,067,271
Accumulated other comprehensive loss	(479,015)	(1,339,391)

Total stockholders’ equity	26,606,328	25,591,764

Total liabilities and stockholders’ equity	$26,606,328	$25,591,764

Statements of Operations

For the years ended December 31, 2009 and 2008

	2009	2008
Income
Dividends from affiliate bank	$684,342	$1,045,396
Interest on taxable securities	—	55,668
Interest on tax exempt securities	—	3,293

	684,342	1,104,357

Expenses
Operating expenses	90,384	57,007

Income before income tax benefit and equity in undistributed income of affiliate	593,958	1,047,350
Income tax benefit	(34,187)	(390)

Income before equity in undistributed income of affiliate	628,145	1,047,740
Equity in undistributed income of affiliate	135,929	155,030

Net income	$764,074	$1,202,770

Notes to Consolidated Financial Statements

Statements of Cash Flows

For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income	$764,074	$1,202,770
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of affiliate	(135,929)	(155,030)
Net (increase) decrease in other assets	(33,797)	2,222

Net cash provided by operating activities	594,348	1,049,962

Cash flows from investing activities
Purchases of investment securities	—	(1,450,000)
Maturities of investment securities	—	1,450,000
Increase in investment in affiliate bank	(12,764)	(43,300)

Net cash used in investing activities	(12,764)	(43,300)

Cash flows from financing activities
Dividends paid	(622,650)	(1,045,396)
Common stock issued	12,764	43,300

Net cash used by financing activities	(609,886)	(1,002,096)

Net increase (decrease) in cash and due from banks	(28,302)	4,566
Cash and due from banks, beginning	34,813	30,247

Cash and due from banks, ending	$6,511	$34,813

Supplemental disclosure of noncash activities
Investment securities held to maturity transferred to affiliate bank	$—	$1,350,000

Note 18. Subsequent Events

Declaration of Cash Dividend

On January 27, 2010, the Company declared a first quarter $0.08 dividend per common share paid on February 10, 2010 to shareholders of record on January 27, 2010.

Short-Term Debt

On February 16, 2010, the Company amended its letter of credit in favor of the Commonwealth of Virginia—Treasury Board from $5,000,000 to $6,000,000 to accommodate pledging requirements needed due to an increase in public deposits received during the first quarter of 2010. The action reduced the available credit remaining on the Federal Home Loan Bank line for secondary liquidity borrowing needs by $1,000,000.

Effective February 26, 2010, the Company’s secured line of credit with the Federal Home Loan Bank of Atlanta was reduced from approximately $13,700,000 to $12,700,000. The decrease was a result of the Federal Home Loan Bank implementing a new system to reflect market based collateral valuation. Compliance with the new valuation system resulted in a $1,000,000 reduction in our credit line facility.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Disclosure Committee ensures that information required to be disclosed under the Exchange Act is communicated to our Chief Executive Office and Chief Financial Officer. Internal audits conducted by the Company’s internal audit department are reviewed by certifying officers to assist in assessing the adequacy of the Company internal controls. Based on these evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report effectively and in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

The information required by Item 10 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2010, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2010, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2010, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2010, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2010, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the two years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income(Loss) for the two years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the two years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits:

3(i).(1)	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007.

3(ii).(1)	Amended and restated Bylaws filed on Form 8-K on October 14, 2008.

10.4(1),(2)	Change In Control Agreement filed as Exhibit 10.4 to the Form 10-SB 12G on April 30, 2002.

10.5(1)	Defined Benefit Plan filed as Exhibit 10.5 to the Form 10-SB 12G on April 30, 2002

10.6(1),(2)	Employment Agreement filed as Exhibit 10.6 on the Form 8-K on January 5, 2010.

10.7(1)	2009 Incentive Stock Plan filed as Appendix B on the Schedule 14A on March 27, 2009

10.8(1)	Dividend Reinvestment and Stock Purchase Plan filed on the Form S-3D on September 10, 2009

13.	Annual Report to Shareholders

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Code of Ethics/Conflict of Interest Policy For Board of Directors Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.3	Code of Ethics & Professional Conduct For All Employees Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.4	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

(b)	Response to this item is the same as Item 15(a).

(c)	Response to this item is the same as Item 15(a).

(1)	Incorporated by Reference

(2)	Designates a Management Contract

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 25, 2010	By:	/s/ H. WATTS STEGER, III
	Name:	H. Watts Steger, III
	Title:	Chairman and Chief Executive Officer

	By:	/s/ MICHELLE A. ALEXANDER
	Name:	Michelle A. Alexander
	Title:	Senior Vice President and Chief Financial Officer