Form 10-Q
period 2010-03-31
BOTETOURT BANKSHARES INC
filed 2010-05-11
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of May 10, 2010 was 1,247,030.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

	(Unaudited) March 31, 2010	(Audited) December 31, 2009
Assets
Cash and due from banks	$8,239,334	$7,507,950
Interest-bearing deposits with banks	2,043,815	2,044,636
Federal funds sold	9,585,000	7,272,000
Investment securities available for sale	15,316,781	16,090,402
Investment securities held to maturity (fair value approximates $100,000 at March 31, 2010 and $99,800 at December 31, 2009)	100,000	100,000
Restricted equity securities	581,000	581,000
Loans, net of allowance for loan losses of $3,548,255 at March 31, 2010 and $3,947,025 at December 31, 2009	260,222,781	259,998,540
Property and equipment, net	7,931,136	8,058,292
Accrued income	1,354,547	1,253,125
Foreclosed assets	1,689,640	1,322,340
Other assets	4,140,085	4,306,288

Total assets	$311,204,119	$308,534,573

Liabilities and stockholders’ equity

Liabilities
Noninterest-bearing deposits	$32,657,260	$30,706,483
Interest-bearing deposits	249,473,367	249,133,352

Total deposits	282,130,627	279,839,835

Accrued interest payable	605,920	685,138
Other liabilities	1,579,923	1,403,272

Total liabilities	284,316,470	281,928,245

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,247,030 issued and outstanding at March 31, 2010 and 1,246,062 issued and outstanding at December 31, 2009	1,247,030	1,246,062
Additional paid-in capital	1,644,622	1,630,586
Retained earnings	24,425,161	24,208,695
Accumulated other comprehensive loss	(429,164)	(479,015)

Total stockholders’ equity	26,887,649	26,606,328

Total liabilities and stockholders’ equity	$311,204,119	$308,534,573

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Three Months ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans and fees on loans	$3,969,726	$4,066,666
Federal funds sold	2,050	999
Investment securities:
Taxable	93,408	95,542
Exempt from federal income tax	58,007	76,827
Dividend income	84	572
Deposits with banks	1,455	114

Total interest income	4,124,730	4,240,720

Interest expense
Deposits	1,370,612	1,731,480
Federal funds purchased	—	1,492

Total interest expense	1,370,612	1,732,972

Net interest income	2,754,118	2,507,748

Provision for loan losses	570,000	475,000

Net interest income after provision for loan losses	2,184,118	2,032,748

Noninterest income
Service charges on deposit accounts	164,986	196,545
Mortgage origination fees	34,530	57,371
Net realized gain on sale of AFS securities	1,075	—
Other income	280,933	233,937

Total noninterest income	481,524	487,853

Noninterest expense
Salaries and employee benefits	1,177,481	1,157,780
Occupancy and equipment expense	238,023	243,687
Foreclosed assets, net	46,328	64,011
Other expense	761,507	578,112

Total noninterest expense	2,223,339	2,043,590

Income before income taxes	442,303	477,011

Income tax expense	126,152	135,683

Net income	$316,151	$341,328

Basic earnings per share	$0.25	$0.27

Diluted earnings per share	$0.25	$0.27

Dividends declared per share	$0.08	$0.14

Basic weighted average shares outstanding	1,246,589	1,245,300

Diluted weighted average shares outstanding	1,246,589	1,245,300

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$316,151	$341,328
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	168,320	166,567
Net amortization of securities premiums	819	458
Provision for loan losses	570,000	475,000
Deferred income taxes	(34,350)	(77,546)
Net realized losses on sales of assets	6,842	20,751
Write down of other real estate owned	42,700	45,000
Changes in assets and liabilities:
Accrued income	(101,422)	(49,980)
Other assets	165,102	233,873
Accrued interest payable	(79,218)	54,352
Other liabilities	150,971	(345,485)

Net cash provided by operating activities	1,205,915	864,318

Cash flows from investing activities
Net increase in federal funds sold	(2,313,000)	(3,456,000)
Purchases of investment securities – available for sale	(500,000)	(2,638,080)
Purchases of restricted equity securities	—	(30,100)
Maturity of investment securities – held to maturity	—	750,000
Maturity of investment securities – available for sale	1,133,333	2,530,000
Sale of investment securities – available for sale	216,075	—
Net (increase) decrease in interest-bearing deposits with banks	821	(219,922)
Net increase in loans	(1,251,841)	(5,906,514)
Purchases of properties and equipment	(16,214)	(43,748)
Proceeds from sales of properties and equipment	10,300	4,000
Proceeds from sales of foreclosed assets	39,884	600,000

Net cash used in investing activities	(2,680,642)	(8,410,364)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	1,950,777	(1,383,132)
Net increase in interest-bearing deposits	340,015	10,442,024
Net decrease in federal funds purchased	—	(1,113,000)
Dividends paid	(99,685)	(174,342)
Common stock issued	15,004	—

Net cash provided by financing activities	2,206,111	7,771,550

Net increase in cash & due from banks	731,384	225,504
Cash and due from banks, beginning	7,507,950	8,621,683

Cash and due from banks, ending	$8,239,334	$8,847,187

Supplemental disclosures of cash flow information:
Interest paid	$1,449,830	$1,678,620

Income taxes paid	$—	$—

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$457,600	$605,000

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2010 (Unaudited)

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

The consolidated financial statements as of March 31, 2010 and for the periods ended March 31, 2010 and 2009 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The balance sheet as of December 31, 2009 was extracted from the Form 10-K for the year ended December 31, 2009.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2010 was $3,550,000.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31:

	2010	2009
Balance, beginning	$3,947,025	$3,780,725
Provision charged to expense	570,000	475,000
Recoveries of amounts charged off	32,444	12,915
Amounts charged off	(1,001,214)	(330,076)

Balance, ending	$3,548,255	$3,938,564

The following is a summary of information pertaining to impaired and nonperforming loans:

	March 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$15,054,447	$12,056,395
Impaired loans with a valuation allowance	5,952,780	6,526,126

Total impaired loans	$21,007,227	$18,582,521

Valuation allowance related to impaired loans	$971,401	$1,484,740

Nonaccrual loans	$9,026,016	$10,558,464
Loans past due ninety days or more still accruing	2,682,464	1,666,758

Total nonperforming loans	$11,708,480	$12,225,222

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

	2010		2009
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,246,589	$0.25	1,245,300	$0.27
Effect of dilutive options	—	—	—	—

Diluted earnings per share	1,246,589	$0.25	1,245,300	$0.27

The number of shares for basic and diluted earnings per share were the same for the quarter-ended March 31, 2010, as the Company has no potentially dilutive securities outstanding.

Note 5. Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$316,151	$341,328
Other comprehensive income:
Net change in unrealized appreciation on investment securities available for sale, net of taxes $(26,047) in 2010 and $(46,489) in 2009	50,561	90,244
Reclassified securities gains realized, net of taxes $365 in 2010 and $0 in 2009	(710)	—

Total comprehensive income	$366,002	$431,572

Note 6. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2010 and December 31, 2009 is as follows:

	2010	2009
Commitments to extend credit	$40,914,000	$37,478,000
Standby letters of credit	3,577,000	3,782,000

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

Note 7. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at March 31, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010
Available for sale:
U.S. Treasury securities	$499,840	$935	$—	$500,775
Government-sponsored enterprises	7,962,698	28,811	5,764	7,985,745
State and municipal securities	6,594,110	187,296	3,519	6,777,887
Corporate securities	1	52,373	—	52,374

	$15,056,649	$269,415	$9,283	$15,316,781

Held to maturity:
State and municipal securities	$100,000	—	—	$100,000

	$100,000	$—	$—	$100,000

December 31, 2009
Available for sale:
U.S. Treasury securities	$499,360	$3,922	$—	$503,282
Government-sponsored enterprises	8,505,929	34,700	85,592	8,455,037
State and municipal securities	6,900,512	196,409	10,261	7,086,660
Corporate securities	1	45,422	—	45,423

	$15,905,802	$280,453	$95,853	$16,090,402

Held to maturity:
State and municipal securities	$100,000	—	200	$99,800

	$100,000	$—	$200	$99,800

Note 7. Investment Securities, continued

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $1,500,000 were pledged as collateral on public deposits and for other purposes as required or permitted by law at March 31, 2010 and $500,000 at December 31, 2009.

Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Proceeds on the sale of investment securities amounted to $216,075 for the three months ended March 31, 2010. Gross realized gains for the period ended March 31, 2010 amounted to $1,075. There was no sales activity the first quarter of 2009.

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2010 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,500,280	$1,510,982	$100,000	$100,000
Due after one year through five years	6,787,583	6,918,458	—	—
Due after five years through ten years	6,519,897	6,579,388	—	—
Due after ten years	248,889	307,953	—	—

	$15,056,649	$15,316,781	$100,000	$100,000

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Government-sponsored enterprises	$1,873,796	$5,764	$—	$—	$1,873,796	$5,764
State and municipal securities	273,856	3,519	—	—	273,856	3,519

Total temporarily impaired securities	$2,147,652	$9,283	$—	$—	$2,147,652	$9,283

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Government-sponsored enterprises	$3,920,367	$85,592	$—	$—	$3,920,367	$85,592
State and municipal securities	621,206	10,128	94,667	333	715,873	10,461

Total temporarily impaired securities	$4,541,573	$95,720	$94,667	$333	$4,636,240	$96,053

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company believes that gross unrealized losses as of March 31, 2010 and December 31, 2009, which are comprised of 5 and 14 investment securities respectively, represent a temporary impairment given the credit ratings on these investment securities and the short duration of the unrealized loss. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses, which represent 0.06% of the amortized cost basis of the Company’s total investment securities, resulted from changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

Note 7. Investment Securities, continued

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

Note 8. Benefit Plans

Stock-Based Compensation

The Company adopted the 2009 Incentive Stock Plan (“2009 Incentive Plan”) that provides for restricted stock grants and options up to 50,000 shares for key employees of the Company, to be issued at no less than the current market price at the time of the grant or option. The maximum number of shares with respect to which awards may be granted in any calendar year is 15,000 shares. The plan expires May 13, 2019 unless all shares are granted prior to the expiration date. No restricted stock grants or options have been granted under this plan.

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2009.

The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the three months ended are as follows:

	Pension Benefits Three Months Ended March 31,
	2010	2009
Service cost	$57,790	$54,907
Interest cost	65,358	64,420
Expected return on plan assets	(76,977)	(50,793)
Amortization of net obligation at transition	—	—
Amortization of prior service cost	383	383
Amortization of net loss	4,148	20,483

Net periodic benefit cost	$50,702	$89,400

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that a $250,000 contribution was paid during the first quarter of 2010. No additional contributions are expected by December 31, 2010.

Note 9. Fair Value

Generally accepted accounting principles (“GAAP”) provides a framework for measuring and disclosing fair value and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Note 9. Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
March 31, 2010	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$501	$501	$—	$—
Government-sponsored enterprises	7,986	—	7,986	—
State and municipal securities	6,778	—	6,778	—
Corporate securities	52	52	—	—

Total assets at fair value	$15,317	$553	$14,764	$—

There were no significant transfers to or from Levels 1 and 2 during the reporting period.

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

(In Thousands)
March 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$1,129	$—	$1,129	$—
Construction and land development	1,415	—	704	711
Real estate – Residential, 1-4 families	1,756	—	1,756	—
Real estate – Nonfarm, nonresidential	681	—	681	—

Total Impaired Loans	4,981	—	4,270	711
Other real estate owned	1,690	—	1,690	—

Total assets at fair value	$6,671	$—	$5,960	$711

Transfers into Level 3 during the quarter ended March 31, 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the three months ended March 31, 2010, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

Three Months Ended March 31, 2010 Impaired Loans
Balance, January 1, 2010	$293
Included in earnings	(6)
Transfers into Level 3	711
Transfer out of Level 3	(287)
Principal reductions	—

Balance, March 31, 2010	$711

There were no transfers from Level 3 to Level 2. One loan in the amount of $287,000 was transferred out of Level 3 during the first quarter of 2010 when impairment status was eliminated. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Note 9. Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$8,239	$8,239	$7,508	$7,508
Interest-bearing deposits with banks	2,044	2,044	2,045	2,045
Federal funds sold	9,585	9,585	7,272	7,272
Investment securities, available for sale	15,317	15,317	16,090	16,090
Investment securities, held to maturity	100	100	100	100
Restricted equity securities	581	581	581	581
Loans, net	260,223	259,753	259,999	259,974
Accrued interest receivable	1,355	1,355	1,253	1,253
Financial liabilities
Deposits	282,131	284,786	279,840	282,474
Federal funds purchased	—	—	—	—
Accrued interest payable	606	606	685	685
Unused commitments	—	—	—	—

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

Note 10. Dividend Reinvestment and Stock Purchase Plan

The Company maintains a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which provides for the issuance of 200,000 shares of common stock. This strategic capital planning decision provides the Company an additional opportunity to maintain the appropriate level of capital necessary without the substantial costs associated with a new equity offering while concurrently giving existing stockholders an investment opportunity to increase their ownership.

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

During the first quarter of 2010, 968 shares of common stock were issued at an established purchase price of $15.50 per share from dividends reinvested and optional cash purchases.

Note 11. Recent Accounting Pronouncements and Future Accounting Considerations

The following is a summary of recent authoritative announcements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 12. Subsequent Events

Declaration of Cash Dividend

On April 28, 2010, the Company declared a quarterly $0.08 cash dividend per common share payable on May 10, 2010 to shareholders of record on April 28, 2010.

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

Critical Accounting Policy

For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Net income for the quarter ended March 31, 2010 amounted to $316,151 compared to $341,328 for the same period last year, representing a decrease of $25,177 or 7.38%. Both basic and diluted earnings per share decreased $0.02 from $0.27 at March 31, 2009 to $0.25 at March 31, 2010. The decrease in net income is primarily due to a higher provision for loan losses and an increase in noninterest expense.

Interest-earning assets increased $7,771,504 to $291,397,632 at March 31, 2010 from $283,626,128 at March 31, 2009. Total interest income decreased in the first three months of 2010 as compared to the first three months of 2009 due primarily to a decrease in fees on loans, a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio, and lower dividend income. Interest-bearing liabilities increased $8,305,158 to $249,473,367 at March 31, 2010 from $241,169,209 at March 31, 2009. Interest expense decreased during the period due to interest-bearing deposits repricing at lower interest rate levels. Net interest income for the three months ended March 31, 2010 increased by $246,370 compared to the same time period in 2009.

The provision for loan losses was $570,000 for the three months ended March 31, 2010 and $475,000 for the three months ended March 31, 2009. Net charge-offs for the three months ended March 31, 2010 amounted to $969,000 compared to $317,000 for the same time period in 2009. The increase in net charge-offs was primarily the result of one problem loan associated with a business failure in the residential real estate development industry. The loan was previously identified as impaired with a specific reserve amount. The negative trend in charge-offs is likely to continue in 2010 until the economy, sustained by stronger employment and stable real estate values and sales, significantly improves. These charge-off trends are considered in the quarterly review of the allowance for loan losses. There have been no changes to the Bank’s charge-off policy in 2010. To mitigate the levels of past due loans associated with our loan portfolio, additional personnel have been allocated to the collections function of the Bank.

Bank management elected to increase the provision for loan losses in the first quarter of 2010 in response to the uncertainty of the economic climate and pace of recovery, a stale local real estate and housing market, and high levels of impaired loans and loan delinquencies. Given the current economic climate in which we operate and to ensure the most relevant data is being used in the allowance for loan losses model, the model’s historic loss period, including the current year, is four years in 2010 and five years in 2009. The increase in the provision was primarily related to a higher provision required by the general component of the model to cover potential losses from non-impaired loans based on historic loss experience. In calculating the specific component, impaired loans remain at higher levels than in normal economic times. However, the volume of impaired loans and the loss exposure related to the underlying collateral values showed improvement at March 31, 2010 from December 31, 2009 as calculated by management based on updated appraisals. For the unallocated component, a thorough economic analysis is performed internally. Economic statistical data is obtained from a professional third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the financial impact of the current and forecasted economic trends. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate. However, should economic conditions worsen, impacting our customer base, more increases to the allowance may be necessary.

Noninterest income decreased by 1.30% to $481,524 for the three months ended March 31, 2010 compared to $487,853 for the three months ended March 31, 2009. The decrease is primarily attributed to reduced income from service charges on deposit accounts such as overdraft fees and mortgage origination fees, offset by an increase in financial services commissions. For the three months ended March 31, 2010, noninterest expense increased by $179,749 or 8.80%, to $2,223,339 compared to $2,043,590 at March 31, 2009. The increase is primarily a result of increases in other expenses such as FDIC assessments, online services, professional fees, accrual for state assessment and franchise tax, and a nominal increase in salaries and employee benefits.

Financial Condition

Overall loan demand has been soft in our operating markets during the first quarter of 2010. As a result, total loans decreased $174,529 during the three months ended March 31, 2010. Deposits increased by $2,290,792 as a result of competitive pricing and successful deposit campaigns, especially targeting the attraction and retention of individual retirement accounts. The decrease in loans combined with deposit growth resulted in a higher volume of federal funds sold by the Company. At March 31, 2010 federal funds sold amounted to $9,585,000 compared to $7,272,000 at December 31, 2009. Investment securities, including restricted equity securities, decreased $773,621 as a result of maturing investment securities. Given the current interest rate environment and investment opportunities, management elected to invest primarily in the overnight market. Total assets increased by $2,669,546 to $311,204,119 from December 31, 2009 to March 31, 2010.

Stockholders’ equity totaled $26,887,649 at March 31, 2010 compared to $26,606,328 at December 31, 2009. The $281,321 increase during the period was the result of earnings for the three months combined with an increase in the market value of securities that are classified as available for sale, common stock issued under the Dividend Reinvestment and Stock Purchase Plan, offset by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $10,715,656 at March 31, 2010 and $11,880,804 at December 31, 2009. The decrease is primarily due to the overall decrease in nonaccrual loans described below. Foreclosed assets consisted of seven properties totaling $1,689,640 at March 31, 2010. During the first quarter of 2010, the Bank foreclosed on three properties and sold one foreclosed property. The net loss on the sale was $7,600. Additionally, the bank expensed a writedown on foreclosed properties in the amount of $42,700. All foreclosed properties are currently being marketed for sale and no additional material loss is anticipated. The Bank had approximately $708,000 in loans secured by 1-4 family residential properties in the process of formal foreclosure at March 31, 2010.

Nonaccrual loans were $9,026,016 at March 31, 2010 and $10,558,000 at December 31, 2009. The decrease is primarily the result of three loans related to a personal bankruptcy being placed back on accrual status after a bankruptcy court approved a forbearance agreement and repayment plan. The Bank received a lump sum payment of approximately $96,000 to bring the loans current to contractual terms. The customer’s adherence to the plan, including future payments, is anticipated. The new additions to nonaccrual loans during the first quarter of 2010 had an immaterial impact on earnings related to the reversal of interest income. However, total nonaccrual loan balances have significantly increased our nonearning assets, which will continue to have a financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms.

Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. A loan that is placed as nonaccrual does not mean that we will not recover much of or all the principal balance due. In most cases, we have a secured interest in collateral, such as real property or equipment. Sales of the collateral will not always cover the full loan amount, but it should offset much of this risk.

Impaired loans amounted to $21,007,227 at March 31, 2010 compared to $18,582,521 at December 31, 2009. The review of our loan portfolio in the first quarter of 2010 identified additional credits as impaired, increasing the overall balance of impaired loans. The specific reserve component of the allowance for loan losses decreased $513,000 from December 31, 2009 to March 31, 2010. Loss exposure at March 31, 2010 decreased following the charge-off of certain loans with specific reserves and an updated calculation of loss exposure after obtaining current appraisals on collateral securing a significant number of impaired loans in the portfolio. At March 31, 2010, $971,000 of the $3,548,000 total allowance for loan losses was allocated for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms. We will take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

The banking industry has experienced delinquencies with junior liens, including home equity loans, thereby labeling these loan categories as higher-risk loans. These categories represent 9.53% of the Bank’s loan portfolio. Of this category labeled higher-risk, there are minimal past due and nonaccrual loans balances resulting from these loans. The Bank’s management believes the allowance allocated to these loan categories is adequate and appropriate. The Bank does not engage in negative amortization loans. Interest-only loans are selectively used and are not part of the Bank’s traditional product offerings for home equity and residential mortgages.

The Bank continues to make a conscious effort to attempt work-out loan situations with past due customers. In some cases, loan restructuring is appropriate. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. At March 31, 2010, troubled debt restructurings totaled $3,497,000, and were spread among all loan categories. In no case was principal forgiven. However, in certain instances, principal payments have been deferred. Interest rates on these loans were at prevailing market rates, with only mild concessions given on interest rate reductions from the original terms. At March 31, 2010, $492,000 of troubled debt restructurings were on nonaccrual status. Bank management supports a philosophy of working with its customers during this downturn in the economy and has had general success with our efforts.

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

At March 31, 2010, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.66% compared to 10.53% at December 31, 2009. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 10.70% at March 31, 2010 and 10.57% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

At March 31, 2010, the Bank’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.91% compared to 11.78% at December 31, 2009. The Company’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.95% at March 31, 2010 compared to 11.83% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum leverage ratio of 8.0%.

At March 31, 2010, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.86% compared to 8.84% at December 31, 2009. At March 31, 2010, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.88% compared to 8.90% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum leverage ratio of 4.0%.

Management believes, as of March 31, 2010 that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity position at March 31, 2010. Federal fund lines available from correspondent banks totaled $18,000,000 at March 31, 2010 and December 31, 2009. There was no balance outstanding on these lines at March 31, 2010 or December 31, 2009.

The secondary liquidity source for both short-term and long-term borrowings consists of a $12,600,000 secured line of credit from the Federal Home Loan Bank at March 31, 2010 compared to $13,700,000 at December 31, 2009. The $1,100,000 decrease is due to lack of growth in our portfolio to serve as eligible collateral for maturing pledged collateral. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At March 31, 2010, a $6,000,000 letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was utilized from this line of credit, leaving approximately $6,600,000 of available credit for secondary liquidity needs. Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at March 31, 2010 and December 31, 2009.

The Bank has an approved $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at March 31, 2010 or December 31, 2009.

The Bank is a participating institution in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a technology based service that the Bank can incorporate into its traditional product offering. The service uses a web based application that allows participating institutions across the country to swap, sell, or buy deposits from other members. The CDARS program can be used to attract new deposits, diversify our funding sources, and manage liquidity.

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

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either reinvested in federal funds sold to fund loan demand or deposit withdrawal fluctuations or the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a majority of its investment portfolio in unpledged assets that have less than a five year average life to maturity. These investments are a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in its periodic filings with the Securities and Exchange Commission.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on Schedule 14 A on March 30, 2007 and confirmed on Form 8-K on June 7, 2007

3(ii).[1]	Amended and restated Bylaws filed on the Form 8-K on October 14, 2008.

10.4[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002

10.5[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

10.6[1,2]	Employment Agreement filed as Exhibit 10.6 on the Form 8-K on January 5, 2010.

10.7[1]	2009 Incentive Stock Plan filed as Appendix B on the Schedule 14A on March 27, 2009

10.8[1]	Dividend Reinvestment and Stock Purchase Plan filed on the Form S-3D on September 10, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: May 11, 2010	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: May 11, 2010	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer