Form 10-Q
period 2010-06-30
BOTETOURT BANKSHARES INC
filed 2010-08-11
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of August 10, 2010 was 1,247,994.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

	(Unaudited) June 30, 2010	(Audited) December 31, 2009

Assets
Cash and due from banks	$7,494,006	$7,507,950
Interest-bearing deposits with banks	15,444,515	2,044,636
Federal funds sold	3,220,000	7,272,000
Investment securities available for sale	14,667,382	16,090,402
Investment securities held to maturity (fair value approximates $100,000 at June 30, 2010 and $99,800 at December 31, 2009)	100,000	100,000
Restricted equity securities	581,000	581,000
Loans, net of allowance for loan losses of $3,442,753 at June 30, 2010 and $3,947,025 at December 31, 2009	259,858,214	259,998,540
Property and equipment, net	7,813,729	8,058,292
Accrued income	1,226,140	1,253,125
Foreclosed assets	2,463,250	1,322,340
Other assets	4,136,422	4,306,288

Total assets	$317,004,658	$308,534,573

Liabilities and stockholders’ equity

Liabilities
Noninterest-bearing deposits	$33,307,336	$30,706,483
Interest-bearing deposits	254,795,792	249,133,352

Total deposits	288,103,128	279,839,835

Accrued interest payable	577,609	685,138
Other liabilities	1,295,123	1,403,272

Total liabilities	289,975,860	281,928,245

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,247,994 and 1,246,062 issued and outstanding at June 30, 2010 and December 31, 2009	1,247,994	1,246,062
Additional paid-in capital	1,658,600	1,630,586
Retained earnings	24,581,185	24,208,695
Accumulated other comprehensive loss	(458,981)	(479,015)

Total stockholders’ equity	27,028,798	26,606,328

Total liabilities and stockholders’ equity	$317,004,658	$308,534,573

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Six and Three Months ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Interest income
Loans and fees on loans	$7,840,864	$8,009,753	$3,871,138	$3,943,087
Federal funds sold	4,665	2,769	2,615	1,770
Investment securities:
Taxable	187,417	210,325	94,009	114,783
Exempt from federal income tax	115,670	146,668	57,663	69,841
Dividend income	870	656	786	84
Deposits with banks	5,018	1,492	3,563	1,378

Total interest income	8,154,504	8,371,663	4,029,774	4,130,943

Interest expense
Deposits	2,652,272	3,465,194	1,281,660	1,733,714
Federal funds purchased	—	1,495	—	3

Total interest expense	2,652,272	3,466,689	1,281,660	1,733,717

Net interest income	5,502,232	4,904,974	2,748,114	2,397,226
Provision for loan losses	1,225,000	785,000	655,000	310,000

Net interest income after provision for loan losses	4,277,232	4,119,974	2,093,114	2,087,226

Noninterest income
Service charges on deposit accounts	318,176	393,004	153,190	196,459
Mortgage origination fees	85,623	114,688	51,093	57,317
Net realized gain on sale of AFS securities	1,075	8,000	—	8,000
Other income	566,108	489,638	285,175	246,936

Total noninterest income	970,982	1,005,330	489,458	508,712

Noninterest expense
Salaries and employee benefits	2,327,706	2,267,271	1,150,225	1,109,491
Occupancy and equipment expense	482,230	507,749	244,207	264,062
Foreclosed assets, net	79,209	83,283	32,881	10,507
Other expense	1,565,799	1,618,429	804,292	1,040,317

Total noninterest expense	4,454,944	4,476,732	2,231,605	2,424,377

Income before income taxes	793,270	648,572	350,967	171,561
Income tax expense	221,333	170,782	95,181	35,099

Net income	$571,937	$477,790	$255,786	$136,462

Basic earnings per share	$0.46	$0.38	$0.21	$0.11

Diluted earnings per share	$0.46	$0.38	$0.21	$0.11

Dividends declared per share	$0.16	$0.28	$0.08	$0.14

Basic weighted average shares outstanding	1,247,082	1,245,300	1,247,570	1,245,300

Diluted weighted average shares outstanding	1,247,082	1,245,300	1,247,570	1,245,300

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income	$571,937	$477,790
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	338,064	333,135
Net amortization of securities premiums/(accretion) discounts	(2,488)	1,859
Provision for loan losses	1,225,000	785,000
Deferred income taxes	(55,536)	(37,596)
Net realized losses on sales of assets	14,680	10,702
Write down of other real estate owned	42,700	45,000
Changes in assets and liabilities:
Accrued income	26,985	20,715
Other assets	154,314	(237,018)
Accrued interest payable	(107,529)	(15,545)
Other liabilities	(118,469)	98,923

Net cash provided by operating activities	2,089,658	1,482,965

Cash flows from investing activities
Net (increase) decrease in federal funds sold	4,052,000	(6,183,000)
Purchases of investment securities – available for sale	(4,879,138)	(6,658,755)
Purchases of restricted equity securities	—	(30,100)
Maturity of investment securities – held to maturity	—	950,000
Maturity of investment securities – available for sale	6,120,000	5,443,000
Sale of investment securities – available for sale	216,075	505,000
Net increase in interest-bearing deposits with banks	(13,399,879)	(345,554)
Net increase in loans	(2,899,384)	(6,676,597)
Purchases of properties and equipment	(42,973)	(57,670)
Proceeds from sales of properties and equipment	20,500	6,750
Proceeds from sales of foreclosed assets	615,405	600,000

Net cash used in investing activities	(10,197,394)	(12,446,926)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	2,600,853	1,003,465
Net increase in interest-bearing deposits	5,662,440	11,206,726
Net decrease in federal funds purchased	—	(1,113,000)
Dividends paid	(199,447)	(348,684)
Common stock issued	29,946	—

Net cash provided by financing activities	8,093,792	10,748,507

Net decrease in cash and due from banks	(13,944)	(215,454)
Cash and due from banks, beginning	7,507,950	8,621,683

Cash and due from banks, ending	$7,494,006	$8,406,229

Supplemental disclosures of cash flow information:
Interest paid	$2,759,801	$3,482,234

Income taxes paid	$260,000	$65,000

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$1,814,710	$605,000

Loans originated to finance the sale of other real estate owned	$463,500	$—

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2010 (Unaudited)

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

The consolidated financial statements as of June 30, 2010 and for the periods ended June 30, 2010 and 2009 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The balance sheet as of December 31, 2009 was extracted from the Form 10-K for the year ended December 31, 2009.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of June 30, 2010 was $3,550,000.

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2010 (Unaudited)

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30:

	2010	2009

Balance, beginning	$3,947,025	$3,780,725
Provision charged to expense	1,225,000	785,000
Recoveries of amounts charged off	40,000	41,834
Amounts charged off	(1,769,273)	(997,865)

Balance, ending	$3,442,752	$3,609,694

The following is a summary of information pertaining to impaired and nonperforming loans:

	June 30, 2010	December 31, 2009

Impaired loans without a valuation allowance	$12,743,204	$12,056,395
Impaired loans with a valuation allowance	4,567,501	6,526,126

Total impaired loans	$17,310,705	$18,582,521

Valuation allowance related to impaired loans	$647,594	$1,484,740

Nonaccrual loans	$9,579,150	$10,558,464
Loans past due ninety days or more still accruing	1,254,048	1,666,758

Total nonperforming loans	$10,833,198	$12,225,222

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

	2010		2009
	Shares	Per Share	Shares	Per Share

Basic earnings per share	1,247,082	$0.46	1,245,300	$0.38
Effect of dilutive options	—	—	—	—

Diluted earnings per share	1,247,082	$0.46	1,245,300	$0.38

The following is a reconciliation of basic and diluted earnings per share for the three months ended June 30:

	2010		2009
	Shares	Per Share	Shares	Per Share

Basic earnings per share	1,247,570	$0.21	1,245,300	$0.11
Effect of dilutive options	—	—	—	—

Diluted earnings per share	1,247,570	$0.21	1,245,300	$0.11

The number of shares for basic and diluted earnings per share were the same for the six months ended and three months ended June 30, 2010, as the Company has no potentially dilutive securities outstanding.

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

June 30, 2010 (Unaudited)

Note 5. Comprehensive Income

A summary of comprehensive income is as follows:

	Six Months Ended June 30,
	2010	2009

Net income	$571,937	$477,790
Other comprehensive income:
Net change in unrealized appreciation on investment securities available for sale, net of taxes $(10,686) in 2010 and $22,583 in 2009	20,744	(43,840)
Reclassified securities gains realized, net of taxes $365 in 2010 and $2,720 in 2009	(710)	(5,280)

Total comprehensive income	$591,971	$428,670

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2010 and December 31, 2009 is as follows:

	2010	2009

Commitments to extend credit	$40,911,000	$37,478,000
Standby letters of credit	3,173,000	3,782,000

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

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

June 30, 2010 (Unaudited)

Note 7. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at June 30, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010
Available for sale:
Government-sponsored enterprises	$7,391,739	$30,033	$7,015	$7,414,757
State and municipal securities	7,060,687	158,312	9,458	7,209,541
Corporate securities	1	43,083	—	43,084

	$14,452,427	$231,428	$16,473	$14,667,382

Held to maturity:
State and municipal securities	$100,000	—	—	$100,000

	$100,000	$—	$—	$100,000

December 31, 2009
Available for sale:
U.S. Treasury securities	$499,360	$3,922	$—	$503,282
Government-sponsored enterprises	8,505,929	34,700	85,592	8,455,037
State and municipal securities	6,900,512	196,409	10,261	7,086,660
Corporate securities	1	45,422	—	45,423

	$15,905,802	$280,453	$95,853	$16,090,402

Held to maturity:
State and municipal securities	$100,000	—	200	$99,800

	$100,000	$—	$200	$99,800

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $1,500,000 were pledged as collateral on public deposits and for other purposes as required or permitted by law at June 30, 2010 and $500,000 at December 31, 2009.

Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Proceeds on the sale of investment securities amounted to $216,075 for the six months ended June 30, 2010 and $505,000 for the six months ended June 30, 2009. Gross realized gains amounted to $1,075 for the period ended June 30, 2010 and $8,000 for the period ended June 30, 2009.

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2010 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$614,425	$622,604	$100,000	$100,000
Due after one year through five years	5,474,218	5,581,137	—	—
Due after five years through ten years	7,503,249	7,557,137	—	—
Due after ten years	860,535	906,504	—	—

	$14,452,427	$14,667,382	$100,000	$100,000

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

June 30, 2010 (Unaudited)

Note 7. Investment Securities, continued

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010
Government-sponsored enterprises	$1,992,985	$7,015	$—	$—	$1,992,985	$7,015
State and municipal securities	1,134,484	9,458	—	—	1,134,484	9,458

Total temporarily impaired securities	$3,127,469	$16,473	$—	$—	$3,127,469	$16,473

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Government-sponsored enterprises	$3,920,367	$85,592	$—	$—	$3,920,367	$85,592
State and municipal securities	621,206	10,128	94,667	333	715,873	10,461

Total temporarily impaired securities	$4,541,573	$95,720	$94,667	$333	$4,636,240	$96,053

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company believes that gross unrealized losses as of June 30, 2010 and December 31, 2009, which are comprised of 8 and 14 investment securities respectively, represent a temporary impairment given the credit ratings on these investment securities and the short duration of the unrealized loss. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses, which represent 0.11% of the amortized cost basis of the Company’s total investment securities, resulted from changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

June 30, 2010 (Unaudited)

Note 8. Benefit Plans, continued

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. For additional information related to this plan, refer to the Company’s Form 10-K for the year ended December 31, 2009.

The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the six and three months ended are as follows:

	Pension Benefits Six Months Ended June 30,		Pension Benefits Three Months Ended June 30,
	2010	2009	2010	2009

Service cost	$115,580	$109,814	$57,790	$54,907
Interest cost	130,716	128,840	65,358	64,420
Expected return on plan assets	(153,954)	(101,586)	(76,977)	(50,793)
Amortization of net obligation at transition	—	—	—	—
Amortization of prior service cost	766	766	383	383
Amortization of net loss	8,296	40,966	4,148	20,483

Net periodic benefit cost	$101,404	$178,800	$50,702	$89,400

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

Assets Recorded at Fair Value on a Recurring Basis

There were no significant transfers to or from Levels 1 and 2 during the reporting period ended June 30, 2010. The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
June 30, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Government-sponsored enterprises	$7,415	$—	$7,415	$—
State and municipal securities	7,209	—	7,209	—
Corporate securities	43	43	—	—

Total assets at fair value	$14,667	$43	$14,624	$—

(In Thousands)
December 31, 2009

Investment securities available for sale:
U.S. Treasury securities	$503	$503	$—	$—
Government-sponsored enterprises	8,455	—	8,455	—
State and municipal securities	7,086	—	7,086	—
Corporate securities	46	46	—	—

Total assets at fair value	$16,090	$549	$15,541	$—

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

June 30, 2010 (Unaudited)

Note 9. Fair Value, continued

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

(In Thousands)
June 30, 2010	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$503	$—	$468	$35
Construction and land development	819	—	819	—
Real estate – Residential, 1-4 families	1,779	—	1,484	295
Real estate – Nonfarm, nonresidential	819	—	523	296

Total Impaired Loans	3,920	—	3,294	626
Other real estate owned	2,463	—	2,463	—

Total assets at fair value	$6,383	$—	$5,757	$626

(In Thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$543	$—	$543	$—
Construction and land development	1,494	—	1,494	—
Real estate – Residential, 1-4 families	2,067	—	2,067	—
Real estate – Nonfarm, nonresidential	937	—	644	293

Total Impaired Loans	5,041	—	4,748	293
Other real estate owned	1,322	—	1,322	—

Total assets at fair value	$6,363	$—	$6,070	$293

Transfers into Level 3 during the six month ended June 30, 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the six months ended June 30, 2010 and 2009, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	Impaired Loans	Impaired Loans

Balance, January 1, 2010	$293	$3,794
Reclassification adjustment	—	(2,158)
Included in earnings	(178)	(10)
Transfers into Level 3	1,337	1,405
Transfer out of Level 3	(715)	—
Principal reductions	(111)	(3)

Balance, June 30, 2010	$626	$3,028

There were two transfers from Level 3 to Level 2 during the second quarter of 2010. One loan had principal reduction and then a charge-off of exposure bringing the balance back to the Level 2 $70,000 appraisal value. Another loan, in the amount of $362,500, was transferred from Level 3 to Level 2 following a new collateral analysis which revealed no exposure. One loan in the amount of $287,000 was transferred out of Level 3 during the first quarter of 2010 when impairment status was eliminated. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

June 30, 2010 (Unaudited)

Note 9. Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$7,494	$7,494	$7,508	$7,508
Interest-bearing deposits with banks	15,445	15,445	2,045	2,045
Federal funds sold	3,220	3,220	7,272	7,272
Investment securities, available for sale	14,667	14,667	16,090	16,090
Investment securities, held to maturity	100	100	100	100
Restricted equity securities	581	581	581	581
Loans, net	259,858	259,003	259,999	259,974
Accrued interest receivable	1,226	1,226	1,253	1,253
Financial liabilities
Deposits	288,103	290,709	279,840	282,474
Federal funds purchased	—	—	—	—
Accrued interest payable	578	578	685	685
Unused commitments	—	—	—	—

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

Federal funds purchased: The carrying amounts of federal funds purchased approximate fair value

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

June 30, 2010 (Unaudited)

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

The following is a summary of the shares of common stock issued from dividends reinvested and optional cash purchases in 2010.

	Shares	Purchase Price

First Quarter	968	$15.50
Second Quarter	964	15.50

Total Shares Issued	1,932

The inaugural dividend reinvestment and optional cash purchases occurred in the fourth quarter of 2009 when 762 shares of common stock were issued at an established purchase price of $16.75 per share.

Note 11. Recent Accounting Pronouncements and Future Accounting Considerations

The following is a summary of recent authoritative announcements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance is intended to improve transparency in financial reporting by public and private companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. The guidance will require companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures required for financing receivables include an aging of past due receivables, credit quality indicators, and modifications of financing receivables. Reporting companies will need to disaggregate new and existing disclosures based on how they develop their allowance for credit losses and how they manage credit exposures. Short-term accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt. For issuers, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonissuers, the amendments are effective for periods ending on or after December 15, 2011. The guidance will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The PPACA provided for a major overhaul of the nation’s health insurance and health delivery systems with the phase in of various provisions over the next several years. One key provision of the law eliminates the tax deductibility of federal subsidies received by sponsors of postretirement medical plans that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. Guidance related to income taxes requires the immediate recognition of the impact of this change in tax treatment of subsidies. The result of this tax change is to increase income tax expense in the current period by reflecting the full impact of the future loss of the employer’s tax deduction in income tax expense in the current period. On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which amended the Patient Protection and Affordable Care Act. Although the bills were signed on separate dates, the SEC has issued guidance providing that it would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

June 30, 2010 (Unaudited)

Note 11. Recent Accounting Pronouncements and Future Accounting Considerations, continued

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

Note 12. Subsequent Events

Declaration of Cash Dividend

Effective July 28, 2010, the Company declared a second quarter $0.08 cash dividend per common share payable on August 10, 2010 to shareholders of record on July 28, 2010.

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

Results of Operations

Net income for the six months ended June 30, 2010 was $571,937 compared to $477,790 for the same period last year, representing an increase of $94,147 or 19.70%. Both basic and diluted earnings per share increased $0.08 from $0.38 at June 30, 2009 to $0.46 at June 30, 2010. The increase in net income is primarily due to higher net interest income, resulting from lower noninterest expense.

Interest-earning assets increased $10,505,780 from $286,808,084 at June 30, 2009 to $297,313,864 at June 30, 2010. Total interest income decreased in the first six months of 2010 as compared to the first six months of 2009 due primarily to a decrease in fees on loans, and a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio. The decrease was partially offset with an increase in earnings on federal funds sold, interest earned on deposits at correspondent banks, and dividend income. Interest-bearing liabilities increased $12,861,881 to $254,795,792 at June 30, 2010 from $241,933,911 at June 30, 2009. Interest expense decreased during the period by $814,417, or 23.49%, due to interest-bearing deposits repricing at lower interest rates. Net interest income for the six months ended June 30, 2010 increased by $597,258 compared to the same time period in 2009.

The provision for loan losses was $1,225,000 for the six months ended June 30, 2010 and $785,000 for the six months ended June 30, 2009. The increase in the provision for loan losses in the first six months of 2010 was in response to the uncertainty of the economic climate and pace of recovery, a stagnant local real estate and housing market, and continued higher levels of impaired loan and loan delinquencies than in more normal economic periods. Given the current economic climate in which we operate and to ensure the most relevant data is being used in the allowance for loan losses model, the model’s historical loss period, including the current year, is four years in 2010 and five years in 2009. (A more detailed description of that model can be found under “Allowance for Loan Losses” in the Company’s Form 10-K, filed March 25, 2010.) The increase in the provision was primarily related to a higher provision required by the general component of the model to cover potential losses from non-impaired loans based on historical loss experience. Impaired loans remain at higher levels than in more normal economic times. However, the volume of impaired loans and the loss exposure determined by underlying collateral values showed improvement at June 30, 2010 from December 31, 2009 as more fully discussed in the “Non-performing Assets” section which follows. For the unallocated component, a thorough economic analysis is performed internally. Economic statistical data is obtained from a professional third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the financial impact of the current and forecasted economic trends. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate. However, should economic conditions worsen, impacting our customer base, more increases to the allowance may be necessary.

Net charge-offs for the six months ended June 30, 2010 amounted to $1,729,000 compared to $956,000 for the same time period in 2009. The increase in net charge-offs is reflective of decreased collateral values and the deterioration of customers’ abilities to repay their debt obligations. During the first six months of 2010, the increase in charge-offs has been primarily related to a business failure in the residential real estate development industry, commercial loans, and personal residences in the 1-4 family real estate category. Charged-off loans with material balances had been previously identified as impaired with an allocated specific reserve. The negative trend in charge-offs is likely to continue in 2010 until the economy, sustained by stronger employment and stable real estate values and sales, significantly improves. These charge-off trends are considered in the quarterly review of the allowance for loan losses. There have been no changes to the Bank’s charge-off policy in 2010. To control the levels of our past due loans and the time required for problem resolution, additional personnel have been allocated to the collections function of the Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

Noninterest income decreased by 3.42% to $970,982 for the six months ended June 30, 2010 compared to $1,005,335 for the six months ended June 30, 2009. The decrease is primarily attributed to a decline in service charges on deposit accounts such as overdraft fees and lower mortgage loan origination fees. For the six months ended June 30, 2010, noninterest expense decreased by $21,788, or 0.49%, to $4,454,944 compared to $4,476,732 at June 30, 2009. The decrease is a result of the nonrecurring one time special assessment imposed by the FDIC in 2009, partially offset by an increase in salaries and employee benefits.

Net income for the six months ended June 30, 2010 was $255,786 compared to $136,462 for the same period last year, representing an increase of $119,324 or 87.44%. Both basic and diluted earnings per share increased $0.10 from $0.11 at June 30, 2009 to $0.21 at June 30, 2010. The increase in net income is attributable to higher net interest income due primarily to lower interest expense and lower noninterest expense. Total interest income decreased during the three month period compared to the same three month period in 2009 due primarily to a decrease in income generated from earning assets, such as loans and investment securities earning lower interest rates. However, the decrease in interest income was more than offset by lower interest expense as interest-bearing deposit liabilities repriced at lower interest rates. The combined effect resulted in net interest income increasing by $350,888 in the three months ended June 30, 2010 as compared to the same period in 2009.

Following management’s second quarter evaluation of the reasonableness of the allowance for loan losses, we recorded a provision for credit losses of $655,000 for the quarter ended June 30, 2010 compared with $310,000 for the quarter ended June 30, 2009. The increase in the provision was primarily related to a higher provision required by the general component of the model to cover potential losses from non-impaired loans based on historic loss experience.

Noninterest income decreased by $19,254 or 3.78% for the three months ended June 30, 2010 compared to the same quarter in the previous year. The decrease is primarily attributable to lower income from service charges on deposit accounts and a decrease in mortgage origination fees. Noninterest expense for the three months ended June 30, 2010 decreased by $192,772 or 7.95% over the same quarter in the previous year. A significant portion of the decrease is due to the nonrecurring expense for the FDIC’s one time special assessment as part of its restoration plan of the Deposit Insurance Fund imposed in June 2009, partially offset by an increase in salaries and employee benefits such as health insurance.

Financial Condition

Overall loan demand has been soft in our operating markets during the first six months of 2010. As a result, total loans decreased $644,598 during the six months ended June 30, 2010. Deposits increased by $8,263,293 as a result of competitive pricing and successful deposit campaigns, especially targeting the attraction and retention of individual retirement accounts and certificates of deposit. The decrease in loans combined with deposit growth increased liquid funds which were held as interest-bearing deposits with banks and federal funds sold. At June 30, 2010 federal funds sold and interest-bearing deposits with banks amounted to $18,664,515 compared to $9,316,636 at December 31, 2009. Investment securities, including restricted equity securities, decreased $1,423,020 as a result of maturing or called investment securities. Given the current interest rate environment and investment opportunities, management elected to invest primarily in the Federal Reserve’s interest on excess reserves program and the overnight federal funds market. Total assets increased by $8,470,085 to $317,004,658 from December 31, 2009 to June 30, 2010.

Stockholders’ equity totaled $27,028,798 at June 30, 2010 compared to $26,606,328 at December 31, 2009. The $422,470 increase during the period was the result of earnings for the six months combined with an increase in the market value of securities that are classified as available for sale, common stock issued under the Dividend Reinvestment and Stock Purchase Plan, offset by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $12,042,401 at June 30, 2010 and $11,880,804 at December 31, 2009. While there was a decrease of $979,000 in nonaccrual loans, the overall increase is due to the additional foreclosed properties. Foreclosed assets consisted of ten properties totaling

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Non-Performing Assets, continued

$2,463,250 at June 30, 2010. During the second quarter of 2010, the Bank foreclosed on seven loans to five borrowers and sold two foreclosed properties. One sale resulted in a net gain of $1,935 while the second sale resulted in a net loss of $24,215. Two properties are being leased and generating rental income. All foreclosed properties are currently being marketed for sale and no additional material loss is anticipated. The Bank had approximately $963,000 in loans secured by 1-4 family residential properties in the process of formal foreclosure at June 30, 2010.

Nonaccrual loans were $9,579,150 at June 30, 2010 and $10,558,000 at December 31, 2009. The overall decrease is primarily the result of three loans related to a personal bankruptcy being placed back on accrual status after a bankruptcy court approved a forbearance agreement and repayment plan during the first quarter. The decrease was partially offset by the addition of ten loans totaling $2,974,000 placed on nonaccrual status during the second quarter of 2010. These additions did not materially impact earnings related to the reversal of interest income. However, total nonaccrual loan balances continue to have a financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status and provisions for future loan losses. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms.

Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. A loan that is placed as nonaccrual does not mean that we will not recover much of or all the principal balance due. In most cases, we have a secured interest in collateral, such as real property or equipment. Sales of the collateral will not always cover the full loan amount, but it should substantially reduce the risk of loss.

Impaired loans amounted to $17,310,705 at June 30, 2010 compared to $18,582,521 at December 31, 2009. The review of our loan portfolio during the first six months of 2010 identified some additional credits as impaired, including troubled debt restructurings. However, the increase in the balance of impaired loans from this identification process was offset by loans transferring to other real estate owned and loans exiting impairment following consistent performance and thereby no longer meeting the impairment criteria. The specific reserve component of the allowance for loan losses decreased $837,000 from December 31, 2009 to June 30, 2010. Loss exposure at June 30, 2010 decreased following the charge-off of certain loans with specific reserves and an updated calculation of loss exposure of impaired loans in the portfolio. At June 30, 2010, $648,000 of the $3,443,000 total allowance for loan losses was allocated for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms. We will take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

The Bank has made a conscious effort to attempt work-out loan situations with past due customers. In some cases, loan restructuring was appropriate. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. At June 30, 2010, troubled debt restructurings totaled $4,675,000 compared to $2,733,000 at December 31, 2009, and were spread among all loan categories. In no case was principal forgiven. At June 30, 2010, $645,000 of troubled debt restructurings were on nonaccrual status compared to $851,000 at December 31, 2009. Bank management supports a philosophy of working with its customers during this downturn in the economy and has had general success in this area.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

At June 30, 2010, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.75% compared to 10.53% at December 31, 2009. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 10.81% at June 30, 2010 and 10.57% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

At June 30, 2010, the Bank’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 12.00% compared to 11.78% at December 31, 2009. The Company’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 12.06% at June 30, 2010 compared to 11.83% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum leverage ratio of 8.0%.

At June 30, 2010, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.70% compared to 8.84% at December 31, 2009. At June 30, 2010, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.72% compared to 8.90% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum leverage ratio of 4.0%.

Management believes, as of June 30, 2010 that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. There were no material changes in the Company’s liquidity sources at June 30, 2010. Federal funds lines available from correspondent banks totaled $18,000,000 at June 30, 2010 and December 31, 2009. There was no balance outstanding on these lines at June 30, 2010 or December 31, 2009.

The secondary liquidity source for both short-term and long-term borrowings consists of a $13,700,000 secured line of credit from the Federal Home Loan Bank at June 30, 2010 and December 31, 2009. At June 30, 2010, a $6,000,000 letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was utilized from this line of credit, leaving approximately $7,700,000 of available credit for secondary liquidity needs. Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at June 30, 2010 and December 31, 2009.

The Bank has an approved $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at June 30, 2010 or December 31, 2009.

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

The Bank uses cash and federal funds sold to meet its daily funding needs. If funding needs are met through holdings of excess cash and federal funds, then profits might be sacrificed as higher-yielding investments are foregone in the interest of liquidity. Therefore management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level. During 2010 the Bank has become more liquid due to soft loan demand, investments called prior to maturity, and deposit growth. With limited attractive investment opportunities, the Bank’s interest-bearing deposits with banks increased from $2,045,000 to $15,445,000 from December 31, 2009 to June 30, 2010 as a result of more funds deposited with the Federal Reserve Bank of Richmond to earn interest income on excess reserves. Additionally, in the second quarter

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity, continued

of 2010, the Bank made application with the Federal Reserve to become an eligible institution in its Term Deposit Facility. The Term Deposit Facility is a program through which the Federal Reserve Banks offer interest-bearing term deposits to eligible institutions. A term deposit is a deposit with a specific maturity date. The Term Deposit Facility was established to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. An increase in term deposits outstanding drains reserve balances because funds to pay for them are removed from the accounts of participating institutions for the life of the term deposit. At June 30, 2010, the Bank had no Term Deposits with the Federal Reserve.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Botetourt Bankshares, Inc.

Date: August 11, 2010	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: August 11, 2010	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer