Form 10-Q
period 2010-09-30
BOTETOURT BANKSHARES INC
filed 2010-11-09
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of November 9, 2010 was 1,249,056.

Botetourt Bankshares, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

	(Unaudited) September 30, 2010	(Audited) December 31, 2009

Assets
Cash and due from banks	$8,561,067	$7,507,950
Interest-bearing deposits with banks	18,194,532	2,044,636
Federal funds sold	2,188,000	7,272,000
Investment securities available for sale	15,360,237	16,090,402
Investment securities held to maturity (fair value approximates $100,000 at September 30, 2010 and $99,800 at December 31, 2009)	100,000	100,000
Restricted equity securities	581,000	581,000
Loans, net of allowance for loan losses of $4,032,307 at September 30, 2010 and $3,947,025 at December 31, 2009	259,851,293	259,998,540
Property and equipment, net	7,747,132	8,058,292
Accrued income	1,257,147	1,253,125
Foreclosed assets	2,221,055	1,322,340
Other assets	4,271,160	4,306,288

Total assets	$320,332,623	$308,534,573

Liabilities and stockholders’ equity

Liabilities
Noninterest-bearing deposits	$34,599,622	$30,706,483
Interest-bearing deposits	257,071,134	249,133,352

Total deposits	291,670,756	279,839,835

Accrued interest payable	583,758	685,138
Other liabilities	1,369,568	1,403,272

Total liabilities	293,624,082	281,928,245

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value, 2,500,000 shares authorized, 1,249,056 and 1,246,062 issued and outstanding at September 30, 2010 and December 31, 2009	1,249,056	1,246,062
Additional paid-in capital	1,672,937	1,630,586
Retained earnings	24,122,170	24,208,695
Accumulated other comprehensive loss	(335,622)	(479,015)

Total stockholders' equity	26,708,541	26,606,328

Total liabilities and stockholders' equity	$320,332,623	$308,534,573

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Nine and Three Months ended September 30, 2010 and 2009 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Interest income
Loans and fees on loans	$11,683,719	$11,898,578	$3,842,855	$3,888,825
Federal funds sold	7,114	4,086	2,449	1,317
Investment securities:
Taxable	251,032	316,219	63,615	105,894
Exempt from federal income tax	175,719	210,778	60,049	64,110
Dividend income	1,537	1,853	667	1,197
Deposits with banks	15,074	2,931	10,056	1,439

Total interest income	12,134,195	12,434,445	3,979,691	4,062,782

Interest expense
Deposits	3,953,930	5,110,970	1,301,658	1,645,776
Federal funds purchased	—	1,646	—	151

Total interest expense	3,953,930	5,112,616	1,301,658	1,645,927

Net interest income	8,180,265	7,321,829	2,678,033	2,416,855

Provision for loan losses	2,655,000	1,045,000	1,430,000	260,000

Net interest income after provision for loan losses	5,525,265	6,276,829	1,248,033	2,156,855

Noninterest income
Service charges on deposit accounts	466,817	587,629	148,641	194,625
Mortgage origination fees	146,182	158,516	60,559	43,828
Net realized gain on sale of AFS securities	1,075	8,500	—	500
Other income	842,431	793,544	276,323	303,906

Total noninterest income	1,456,505	1,548,189	485,523	542,859

Noninterest expense
Salaries and employee benefits	3,459,450	3,482,719	1,131,744	1,215,448
Occupancy and equipment expense	713,736	741,796	231,506	234,047
Foreclosed assets, net	300,073	102,012	220,864	18,729
Other expense	2,299,431	2,311,265	733,632	692,836

Total noninterest expense	6,772,690	6,637,792	2,317,746	2,161,060

Income before income taxes	209,080	1,187,226	(584,190)	538,654

Income tax expense (benefit)	(3,682)	325,176	(225,015)	154,394

Net income (loss)	$212,762	$862,050	$(359,175)	$384,260

Basic earnings (loss) per share	$0.17	$0.69	$(0.29)	$0.31

Diluted earnings (loss) per share	$0.17	$0.69	$(0.29)	$0.31

Dividends declared per share	$0.24	$0.42	$0.08	$0.14

Basic weighted average shares outstanding	1,247,588	1,245,300	1,248,583	1,245,300

Diluted weighted average shares outstanding	1,247,588	1,245,300	1,248,583	1,245,300

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2010 and 2009 (Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$212,762	$862,050
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	519,676	503,049
Net amortization of securities premiums/(accretion) discounts	(1,033)	2,749
Provision for loan losses	2,655,000	1,045,000
Deferred income taxes	(330,417)	(264,825)
Net realized losses on sales of assets	14,048	6,355
Write down of other real estate owned	229,785	55,750
Changes in assets and liabilities:
Accrued income	(4,022)	57,161
Other assets	249,533	17,763
Accrued interest payable	(101,380)	(82,691)
Other liabilities	(107,573)	116,401

Net cash provided by operating activities	3,336,379	2,318,762

Cash flows from investing activities
Net (increase) decrease in federal funds sold	5,084,000	(690,000)
Purchases of investment securities – available for sale	(8,656,541)	(7,958,755)
Purchases of restricted equity securities	—	(30,100)
Maturity of investment securities – held to maturity	—	1,050,000
Maturity of investment securities – available for sale	9,390,000	7,743,000
Sale of investment securities – available for sale	216,075	705,500
Net increase in interest-bearing deposits with banks	(16,149,896)	(96,378)
Net increase in loans	(4,935,163)	(8,868,458)
Purchases of properties and equipment	(113,064)	(152,499)
Proceeds from sales of properties and equipment	20,500	24,102
Proceeds from sales of foreclosed assets	1,283,848	600,000

Net cash used in investing activities	(13,860,241)	(7,673,588)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	3,893,139	(1,872,742)
Net increase in interest-bearing deposits	7,937,782	7,733,247
Net decrease in federal funds purchased	—	(1,113,000)
Dividends paid	(299,287)	(523,026)
Common stock issued	45,345	—

Net cash provided by financing activities	11,576,979	4,224,479

Net increase (decrease) in cash & cash equivalents	1,053,117	(1,130,347)
Cash and cash equivalents, beginning	7,507,950	8,621,683

Cash and cash equivalents, ending	$8,561,067	$7,941,336

Supplemental disclosures of cash flow information:
Interest paid	$4,055,310	$5,195,307

Income taxes paid	$270,231	$66,200

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$2,427,410	$685,298

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2010 (Unaudited)

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

The consolidated financial statements as of September 30, 2010 and for the periods ended September 30, 2010 and 2009 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The balance sheet as of December 31, 2009 was extracted from the Form 10-K for the year ended December 31, 2009.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of September 30, 2010 was $3,550,000.

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2010 (Unaudited)

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30:

	2010	2009

Balance, beginning	$3,947,025	$3,780,725
Provision charged to expense	2,655,000	1,045,000
Recoveries of amounts charged off	49,166	147,308
Amounts charged off	(2,618,884)	(1,479,171)

Balance, ending	$4,032,307	$3,493,862

The following is a summary of information pertaining to impaired, nonperforming, and restructured loans:

	September 30, 2010	December 31, 2009

Impaired loans without a valuation allowance	$11,085,958	$12,056,395
Impaired loans with a valuation allowance	4,461,350	6,526,126

Total impaired loans	$15,547,308	$18,582,521

Valuation allowance related to impaired loans	$816,543	$1,484,740

Nonaccrual loans	$8,562,074	$10,558,464
Loans past due ninety days or more still accruing	571,963	1,666,758

Total nonperforming loans	$9,134,037	$12,225,222

Restructured loans on accrual status	$4,885,031	$1,882,787
Restructured loans on nonaccrual status	475,700	850,750

Total restructured loans	$5,360,731	$2,733,537

Note 4. Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if option contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following is a reconciliation of basic and diluted earnings per share for the nine months ended September 30:

	2010		2009
	Shares	Per Share	Shares	Per Share

Basic earnings per share	1,247,588	$0.17	1,245,300	$0.69
Effect of dilutive options	—	—	—	—

Diluted earnings per share	1,247,588	$0.17	1,245,300	$0.69

The following is a reconciliation of basic and diluted earnings/(loss) per share for the three months ended September 30:

	2010		2009
	Shares	Per Share	Shares	Per Share

Basic earnings per share	1,248,583	$(0.29)	1,245,300	$0.31
Effect of dilutive options	—	—	—	—

Diluted earnings per share	1,248,583	$(0.29)	1,245,300	$0.31

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

September 30, 2010 (Unaudited)

Note 4. Earnings/(Loss) Per Share, continued

The number of shares for basic and diluted earnings per share were the same for the nine months ended and three months ended September 30, 2010, as the Company has no potentially dilutive securities outstanding.

Note 5. Comprehensive Income

A summary of comprehensive income is as follows:

	Nine Months Ended September 30,
	2010	2009

Net income	$212,762	$862,050
Other comprehensive income:
Net change in unrealized appreciation on investment securities available for sale, net of taxes $(74,235) in 2010 and $21,499 in 2009	144,103	(41,734)
Reclassified securities gains realized, net of taxes $365 in 2010 and $2,890 in 2009	(710)	(5,610)

Total comprehensive income	$356,155	$814,706

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2010 and December 31, 2009 is as follows:

	2010	2009

Commitments to extend credit	$40,327,000	$37,478,000
Standby letters of credit	2,706,000	3,782,000

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

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

September 30, 2010 (Unaudited)

Note 7. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at September 30, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2010
Available for sale:
Government-sponsored enterprises	$6,391,158	$62,744	$5	$6,453,897
State and municipal securities	8,567,216	308,404	11,548	8,864,072
Corporate securities	1	42,267	—	42,268

	$14,958,375	$413,415	$11,553	$15,360,237

Held to maturity:
State and municipal securities	$100,000	$—	$—	$100,000

	$100,000	$—	$—	$100,000

December 31, 2009
Available for sale:
U.S. Treasury securities	$499,360	$3,922	$—	$503,282
Government-sponsored enterprises	8,505,929	34,700	85,592	8,455,037
State and municipal securities	6,900,512	196,409	10,261	7,086,660
Corporate securities	1	45,422	—	45,423

	$15,905,802	$280,453	$95,853	$16,090,402

Held to maturity:
State and municipal securities	$100,000	—	200	$99,800

	$100,000	$—	$200	$99,800

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $500,000 were pledged as collateral on public deposits and for other purposes as required or permitted by law at September 30, 2010 and December 31, 2009.

Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Proceeds on the sale of investment securities amounted to $216,075 for the nine months ended September 30, 2010 and $705,500 for the nine months ended September 30, 2009. Gross realized gains amounted to $1,075 for the period ended September 30, 2010 and $8,500 for the period ended September 30, 2009.

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2010 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$764,600	$767,269	$100,000	$100,000
Due after one year through five years	5,096,805	5,238,250	—	—
Due after five years through ten years	8,335,973	8,534,273	—	—
Due after ten years	760,997	820,445	—	—

	$14,958,375	$15,360,237	$100,000	$100,000

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

September 30, 2010 (Unaudited)

Note 7. Investment Securities, continued

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2010
Government-sponsored enterprises	$499,995	$5	$—	$—	$499,995	$5
State and municipal securities	1,169,400	11,548	—	—	1,169,400	11,548

Total temporarily impaired securities	$1,669,395	$11,553	$—	$—	$1,669,395	$11,553

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2009
Government-sponsored enterprises	$3,920,367	$85,592	$—	$—	$3,920,367	$85,592
State and municipal securities	621,206	10,128	94,667	333	715,873	10,461

Total temporarily impaired securities	$4,541,573	$95,720	$94,667	$333	$4,636,240	$96,053

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company believes that gross unrealized losses as of September 30, 2010 and December 31, 2009, which are comprised of 7 and 14 investment securities respectively, represent a temporary impairment given the credit ratings on these investment securities and the short duration of the unrealized loss. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses, which represent 0.08% of the amortized cost basis of the Company’s total investment securities, resulted from changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

September 30, 2010 (Unaudited)

Note 8. Benefit Plans, continued

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. For additional information related to this plan, refer to the Company’s Form 10-K for the year ended December 31, 2009.

The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the nine and three months ended September 30 are as follows:

	Pension Benefits Nine Months Ended September 30,		Pension Benefits Three Months Ended September 30,
	2010	2009	2010	2009

Service cost	$173,370	$164,721	$57,790	$54,907
Interest cost	196,074	193,260	65,358	64,420
Expected return on plan assets	(230,931)	(152,379)	(76,977)	(50,793)
Amortization of net obligation at transition	—	—	—	—
Amortization of prior service cost	1,149	1,149	383	383
Amortization of net loss	12,444	61,449	4,148	20,483

Net periodic benefit cost	$152,106	$268,200	$50,702	$89,400

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

Assets Recorded at Fair Value on a Recurring Basis

There were no significant transfers to or from Levels 1 and 2 during the reporting period ended September 30, 2010. The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
September 30, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Government-sponsored enterprises	$6,454	$—	$6,454	$—
State and municipal securities	8,864	—	8,864	—
Corporate securities	42	42	—	—

Total assets at fair value	$15,360	$42	$15,318	$—

(In Thousands)
December 31, 2009

Investment securities available for sale:
U.S. Treasury securities	$503	$503	$—	$—
Government-sponsored enterprises	8,455	—	8,455	—
State and municipal securities	7,086	—	7,086	—
Corporate securities	46	46	—	—

Total assets at fair value	$16,090	$549	$15,541	$—

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

September 30, 2010 (Unaudited)

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

(In Thousands)
September 30, 2010	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$935	$—	$387	$548
Construction and land development	297	—	—	297
Real estate – Residential, 1-4 families	1,554	—	507	1,047
Real estate – Nonfarm, nonresidential	859	—	368	491

Total Impaired Loans	3,645	—	1,262	2,383
Other real estate owned	2,221	—	2,221	—

Total assets at fair value	$5,866	$—	$3,483	$2,383

(In Thousands)
December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$543	$—	$543	$—
Construction and land development	1,494	—	1,494	—
Real estate – Residential, 1-4 families	2,067	—	2,067	—
Real estate – Nonfarm, nonresidential	937	—	644	293

Total Impaired Loans	5,041	—	4,748	293
Other real estate owned	1,322	—	1,322	—

Total assets at fair value	$6,363	$—	$6,070	$293

Transfers into Level 3 during the nine month ended September 30, 2010 were related to management adjustments to third party appraisals of collateral values on collateral dependent impaired loans. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the nine month periods ended September 30, the changes in Level 3 assets measured at fair value on a non-recurring basis are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
	Impaired Loans	Impaired Loans

Balance, January 1	$293	$3,794
Reclassification adjustment	—	(2,521)
Included in earnings	(111)	(118)
Transfers into Level 3	3,242	1,405
Transfer out of Level 3	(852)	(2,232)
Principal reductions	(189)	(3)

Balance, September 30	$2,383	$325

One loan in the amount of $137,400 was transferred out of Level 3 during the third quarter of 2010 when impairment status was eliminated. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

September 30, 2010 (Unaudited)

Note 9. Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$8,561	$8,561	$7,508	$7,508
Interest-bearing deposits with banks	18,195	18,195	2,045	2,045
Federal funds sold	2,188	2,188	7,272	7,272
Investment securities, available for sale	15,360	15,360	16,090	16,090
Investment securities, held to maturity	100	100	100	100
Restricted equity securities	581	581	581	581
Loans, net	259,851	258,554	259,999	259,974
Accrued interest receivable	1,257	1,257	1,253	1,253
Financial liabilities
Deposits	291,671	295,225	279,840	282,474
Accrued interest payable	584	584	685	685
Unused commitments	—	—	—	—

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

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

September 30, 2010 (Unaudited)

Note 10. Dividend Reinvestment and Stock Purchase Plan

The Company maintains a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which provides for the issuance of up to 200,000 shares of common stock. The purchase price of shares acquired through the DRIP is recommended by the Dividend Reinvestment Plan Committee (“Committee”) of the Company and approved by the Board of Directors. In determining the purchase price per share, the Committee considers book value of the common stock of the Company, relationship between traded price and book value, known recent trades, and any additional information the Committee deems appropriate.

The following is a summary of the shares of common stock issued from dividends reinvested and optional cash purchases in 2010.

	Shares	Purchase Price

First Quarter	968	$15.50
Second Quarter	964	15.50
Third Quarter	1,062	14.50

Total Shares Issued	2,994

The inaugural dividend reinvestment and optional cash purchases occurred in the fourth quarter of 2009 when 762 shares of common stock were issued at an established purchase price of $16.75 per share.

Note 11. Recent Accounting Pronouncements and Future Accounting Considerations

The following is a summary of recent authoritative announcements.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements, continued

September 30, 2010 (Unaudited)

Note 11. Recent Accounting Pronouncements and Future Accounting Considerations, continued

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company and have been reflected in the Fair Value footnote.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 12. Subsequent Events

Declaration of Cash Dividend

On October 27, 2010, the Company declared a third quarter $0.08 cash dividend per common share payable on November 10, 2010 to shareholders of record on October 27, 2010.

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

Results of Operations

Net income for the nine months ended September 30, 2010 was $212,762 compared to $862,050 for the same period last year, representing a decrease of $649,288 or 75.32%. Both basic and diluted earnings per share decreased $0.52 from $0.69 at September 30, 2009 to $0.17 at September 30, 2010. The decrease in net income is primarily due to a higher provision for loan losses and the write down of the carrying value of other real estate owned, offset by a decrease in interest expense.

Net interest income for the nine months ended September 30, 2010 increased by $858,436 or 11.72% compared to the same time period in 2009.Interest-earning assets increased $18,660,453 from $281,646,916 at September 30, 2009 to $300,307,369 at September 30, 2010 while total interest income decreased in the first nine months of 2010 as compared to the first nine months of 2009 due primarily to a decrease in fees on loans, a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio, and a decrease in dividend income. The decrease was partially offset with an increase in earnings on federal funds sold and interest earned on deposits at correspondent banks. Interest-bearing liabilities increased $18,610,702 to $257,071,134 at September 30, 2010 from $238,460,432 at September 30, 2009. Interest expense decreased during the period by $1,158,686, or 22.66%, due to interest-bearing deposits repricing at lower interest rates.

The provision for loan losses was $2,655,000 for the nine months ended September 30, 2010 and $1,045,000 for the nine months ended September 30, 2009. The increase in the provision for loan losses in the first nine months of 2010 was in response to the continued uncertainty of the economic climate, the sluggish pace of the economic recovery, a stagnant local real estate and housing market, and continued higher levels of impaired loans, loan delinquencies, and higher loan charge-offs than in more normal economic periods. Given the current economic climate in which we operate and to ensure the most relevant data is being used in the allowance for loan losses estimation model, the model’s historical loss period, including the current year, was shortened from five years to four years at December 31, 2009. Reflective of industry trends, the model’s historical loss period was further shortened from four years to three years at September 30, 2010. (A more detailed description of that model can be found under “Allowance for Loan Losses” in the Company’s Form 10-K, filed March 25, 2010.) As a result of the change in the model’s historical loss period, the increase in the provision was primarily related to a higher provision required by the general component of the model to cover potential losses from non-impaired loans based on historical loss experience. Impaired loans remain at higher levels than in more normal economic times. However, the volume of impaired loans and the loss exposure determined by underlying collateral values showed improvement at September 30, 2010 from December 31, 2009 as more fully discussed in the “Non-performing Assets” section which follows. For the unallocated component, a thorough economic analysis is performed internally. Economic statistical data is obtained from a professional third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the financial impact of the current and forecasted economic trends. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management believes the provision and the resulting allowance for loan losses are adequate and appropriate. However, should our customer base be impacted by worsening economic conditions or a continued sluggish recovery, more increases to the allowance may be necessary.

Net charge-offs for the nine months ended September 30, 2010 amounted to $2,570,000 compared to $1,332,000 for the same time period in 2009. During the first nine months of 2010, the increase in charge-offs has been primarily related to business failures in the residential real estate development industry, commercial loans, and personal residences in the 1-4 family real estate category, resulting from the economic downturn. Charged-off loans with material balances had been previously identified as impaired with an allocated specific reserve. The negative trend in charge-offs is likely to continue in 2010 until the economy, sustained by stronger employment and stable real estate values and sales, which will preserve collateral values, significantly improves. These charge-off trends are considered in the quarterly review of the allowance for loan losses. There have been no changes to the Bank’s

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

charge-off policy in 2010. Given the depreciating collateral values in the market, the Bank has been proactive in charging off identified exposure on asset dependent impaired loans. In an effort to control the levels of our past due loans and the time required for problem resolution, additional personnel have been allocated to the collections function of the Bank.

Noninterest income decreased by 5.92% to $1,456,505 for the nine months ended September 30, 2010 compared to $1,548,189 for the nine months ended September 30, 2009. The decrease is primarily attributed to a decline in service charges on deposit accounts such as overdraft fees and also lower mortgage loan origination fees. For the nine months ended September 30, 2010, noninterest expense increased by $134,898, or 2.03%, to $6,772,690 compared to $6,637,792 at September 30, 2009. The increase is a result of expenses related to foreclosed assets such as the write down of $229,785 in collateral values on other real estate owned to reflect deterioration in their market values. The increase in noninterest expense was offset by decreases in salaries and employee benefits, and occupancy and equipment expense.

The net loss for the three months ended September 30, 2010 was $359,175 compared to net income of $384,260 for the same period last year, representing a decrease of $743,435 or 193.47%. Both basic and diluted earnings per share decreased $0.60 from $0.31 at September 30, 2009 to $(0.29) at September 30, 2010. The decrease in net income is attributable to a significantly higher provision for loan losses for the three months ended September 30, 2010. Total interest income decreased during the three month period compared to the same three month period in 2009 due primarily to a decrease in income generated from earning assets, such as loans and investment securities earning lower interest rates. The decrease in interest income was offset by lower interest expense as interest-bearing deposit liabilities repriced at lower interest rates.

Following management’s quarterly evaluation of the reasonableness of the allowance for loan losses, we recorded a provision for credit losses of $1,430,000 for the quarter ended September 30, 2010 compared with $260,000 for the quarter ended September 30, 2009. The increase in the provision was primarily related to a higher provision required by the general component of the model to cover potential losses from non-impaired loans based on historic loss experience, following shortening the model’s historical loss period from four years to three years. Additionally, the model also yielded higher requirements for provision required to cover potential losses on impaired loans and the unallocated component of the model from June 30, 2010 to September 20, 2010. Net charge-offs for the quarter amounted to $841,000. The ongoing negative trend in charge-offs in 2010 is considered when evaluating the appropriateness of the allowance for loan losses.

Noninterest income decreased by $57,336 or 10.56% for the three months ended September 30, 2010 compared to the same quarter in the previous year. The decrease is primarily attributable to lower income from service charges on deposit accounts and lower other income generated from the Bank’s subsidiaries from title insurance commissions related to lower residential real estate loan volume. Noninterest expense for the three months ended September 30, 2010 increased by $156,686 or 7.25% over the same quarter in the previous year. The increase is a result of expenses related to foreclosed assets such as the write down in $187,085 in collateral values in the third quarter on other real estate owned to reflect depreciation in market values. While real estate sales values appear to be stabilizing in the regional economy, further write downs may be possible. The increase in noninterest expense was partially offset by decreases in salaries and employee benefits, and occupancy and equipment expense.

Financial Condition

Overall loan demand has been soft in our operating markets during the first nine months of 2010. As a result, total loans decreased $61,965 during the nine months ended September 30, 2010. Deposits increased by $11,830,921 as a result of competitive pricing and successful deposit campaigns in the first quarter of 2010, especially targeting the attraction and retention of individual retirement accounts and certificates of deposit. The decrease in loans combined with deposit growth increased liquid funds which were held as interest-bearing deposits with banks and federal funds sold. At September 30, 2010 federal funds sold and interest-bearing deposits with banks amounted to $20,382,532 compared to $9,316,636 at December 31, 2009. Investment securities, including restricted equity securities, decreased $730,165 as a result of maturing or called investment securities. Given the current interest rate environment and investment opportunities, management elected to invest primarily in the Federal Reserve’s interest on excess reserves program and the overnight federal funds market. Total assets increased by $11,798,050 to $320,332,623 from December 31, 2009 to September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial Condition, continued

Stockholders’ equity totaled $26,708,541 at September 30, 2010 compared to $26,606,328 at December 31, 2009. The $102,213 increase during the period was the result of earnings for the nine months combined with an increase in the market value of securities that are classified as available for sale, common stock issued under the Dividend Reinvestment and Stock Purchase Plan, offset by dividends paid for the period.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $10,783,129 at September 30, 2010 and $11,880,804 at December 31, 2009. Foreclosed assets consisted of eleven properties totaling $2,221,055 at September 30, 2010, which represents the lower of acquisition cost or market value on each property. The composition of the foreclosed assets is spread between commercial, 1-4 family residential properties, and lot loans. During the third quarter of 2010, the Bank foreclosed on three loans to one borrower and related interests and sold a foreclosed property related to two other real estate loans. The sale resulted in a net gain of $7,700. At September 30, 2010, one property is being leased and generating rental income. All unrented foreclosed properties are currently being marketed for sale and no additional material loss is anticipated. The Bank had approximately $519,000 in loans secured by 1-4 family residential properties in the process of formal foreclosure at September 30, 2010.

Nonaccrual loans were $8,562,000 at September 30, 2010 and $10,558,000 at December 31, 2009. The overall decrease is primarily the result of three loans related to a personal bankruptcy being placed back on accrual status after a bankruptcy court approved a forbearance agreement and repayment plan during the first quarter. The decrease was partially offset by the addition of 17 loans totaling $4,108,000 placed on nonaccrual status during the second and third quarters of 2010. These additions did not materially impact earnings related to the reversal of interest income. However, total nonaccrual loans will continue to have a financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status and may impact provisions for future loan losses. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms.

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

Impaired loans amounted to $15,547,308 at September 30, 2010 compared to $18,582,521 at December 31, 2009. The review of our loan portfolio during the first nine months of 2010 identified some additional credits as impaired, including troubled debt restructurings. However, the increase in the balance of impaired loans from this identification process was more than offset by loans transferring to other real estate owned, loans being charged-off, and loans exiting impairment following consistent performance and thereby no longer meeting the impairment criteria. The specific reserve component of the allowance for loan losses decreased $668,000 from December 31, 2009 to September 30, 2010. Loss exposure at September 30, 2010 decreased following the charge-off of certain loans with specific reserves and an updated calculation of loss exposure of impaired loans in the portfolio. At September 30, 2010, the total allowance for loan losses amounted to $4,032,000. Of this amount, $817,000 was allocated for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms. We will take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

The Bank has made a conscientious effort to attempt work-out loan situations with past due customers. In some cases, loan restructuring was appropriate. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. At September 30, 2010, troubled debt restructurings totaled $5,361,000 compared to $2,733,000 at December 31, 2009, and were spread among all loan categories. Principal was not forgiven in any case. Loans modified in a troubled debt restructuring were primarily the result of the modification of interest rates to below market rates. At September 30, 2010, $476,000 of troubled debt restructurings was on nonaccrual status compared to $851,000 at December 31, 2009. Bank management supports a philosophy of working with its customers during this downturn in the economy.

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

At September 30, 2010, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.61% compared to 10.53% at December 31, 2009. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 10.67% at September 30, 2010 and 10.57% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

At September 30, 2010, the Bank’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.86% compared to 11.78% at December 31, 2009. The Company’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.92% at September 30, 2010 compared to 11.83% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum leverage ratio of 8.0%.

At September 30, 2010, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.38% compared to 8.84% at December 31, 2009. At September 30, 2010, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.40% compared to 8.90% at December 31, 2009. Each of these ratios exceeded the required regulatory minimum leverage ratio of 4.0%.

Management believes, as of September 30, 2010 that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. During 2010 the Bank has become more liquid due to soft loan demand, investments called prior to maturity, and deposit growth. With limited attractive investment opportunities, the Bank’s interest-bearing deposits with banks increased from $2,045,000 to $18,195,000 from December 31, 2009 to September 30, 2010 as a result of more funds deposited with the Federal Reserve Bank of Richmond to earn interest income on excess reserves. The Bank uses cash and federal funds sold to meet its daily funding needs. If funding needs are met through holdings of excess cash and federal funds, then profits might be sacrificed as higher-yielding investments are foregone in the interest of liquidity. Therefore management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level. Federal funds lines and repurchase agreement lines available from correspondent banks totaled $18,000,000 at September 30, 2010 and December 31, 2009. There were no material changes in the Company’s volume of liquidity sources at September 30, 2010. However, $6,000,000 of the $18,000,000 unsecured federal funds line was converted to a repurchase agreement line whereby the Bank would have to pledge assets as collateral should this one facility be used in the future. There was no balance outstanding on these lines at September 30, 2010 or December 31, 2009.

The secondary liquidity source for both short-term and long-term borrowings consists of a $13,600,000 secured line of credit from the Federal Home Loan Bank at September 30, 2010 and December 31, 2009. At September 30, 2010, a $6,000,000 letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was utilized from this line of credit, reducing the available credit for secondary liquidity needs to $7,600,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity, continued

Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at September 30, 2010 and December 31, 2009.

The Bank has an approved $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. Making a draw on this facility would require the collateralization of certain bank assets. No balance was outstanding on this line at September 30, 2010 or December 31, 2009.

The Bank is a participating institution in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a technology based service that the Bank can incorporate into its traditional product offering. The service uses a web based application that allows participating institutions across the country to swap and sell deposits from other members. The CDARS program can be used to attract new deposits, diversify our funding sources, and manage liquidity.

Additionally in 2010, the Bank made application with the Federal Reserve to become an eligible institution in its Term Deposit Facility. The Term Deposit Facility is a program through which the Federal Reserve Banks offer interest-bearing term deposits to eligible institutions. A term deposit is a deposit with a specific maturity date. The Term Deposit Facility was established to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. An increase in term deposits outstanding drains reserve balances because funds to pay for them are removed from the accounts of participating institutions for the life of the term deposit. At September 30, 2010, the Bank had no Term Deposits with the Federal Reserve.

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

Regulatory Environment

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of rules and regulations. While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated could significantly affect our operations, increase our operating costs and divert management resources.

The passage of international capital reform known as Basel III was announced in October 2010 whereby internationally active banks will have to hold capital equal to at least 7% of their assets, much higher than current standards. Some rules start to take effect in 2013, but most banks with international operations will have until 2019 to comply. Our Company is not directly impacted by Basel III requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic filings with the Securities and Exchange Commission.

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

Botetourt Bankshares, Inc.

Date:	November 9, 2010	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date:	November 9, 2010	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer