Form 10-K
period 2010-12-31
BOTETOURT BANKSHARES INC
filed 2011-03-29
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,102,741 shares) computed by reference to the closing price of such stock was $14,129,022 as of June 30, 2010.

The number of shares of outstanding common stock of the issuer as of March 29, 2011 is 1,251,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 31, 2011 to be delivered to shareholders in connection with the annual meeting of stockholders to be held May 18, 2011, are incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

Botetourt Bankshares, Inc.

Form 10-K

December 31, 2010

PART I

Item 1.	Business

General Description of Business

Botetourt Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on January 17, 1997 and is the one-bank holding company for and sole shareholder of Bank of Botetourt (the “Bank”). The Bank was acquired by the Company on September 30, 1997. The Company has no significant operations other than owning the stock of the Bank.

History

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

Location and Service Area

A substantial portion of the Company’s market is located in the larger Roanoke Valley Metropolitan Statistical Area (“MSA”). This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and relatively modest governmental employment. The Roanoke MSA is the commercial center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northeast of Charlotte, North Carolina, 178 miles southeast of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Virginia Western Community College, Roanoke College, Hollins University, Jefferson College of Health Sciences, National College, Skyline College, Dabney S. Lancaster Community College, Virginia Military Institute, Washington and Lee University, and Southern Virginia University are located in Bank of Botetourt’s market areas. The Roanoke Higher Education Center along with Greenfield Education & Training Center, located in Botetourt County, makes higher education and workforce training assessable in the region. Virginia Tech and Radford University are each a 45-minute drive. Virginia Tech and Carilion Health Systems jointly operate a private medical school, located in downtown Roanoke, adjacent to Carilion Roanoke Memorial Hospital.

The United States Census Bureau estimated that the Roanoke MSA population was 297,700 at the end of 2010 and is projected to grow at a pace of 4.1% to 310,000 by 2020. Unemployment in the Roanoke MSA has fared better than the national unemployment rate. As of December 2010, the Roanoke MSA had an unemployment rate of 6.8 percent compared to 9.4 percent for the United States and 6.4 percent for the Commonwealth of Virginia. The Roanoke MSA did not experience as severe of a recession as many other areas in the United States but also has not seen housing statistics improve as quickly as other regions.

Over 8,600 businesses operate in the Roanoke MSA. The business community in the Roanoke MSA is diverse and thus the region is not heavily reliant on one industry. The principal components of the economy are government employment, health care, retail trade, and manufacturing. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers. They do not directly affect the Company’s performance since these employers are not close to the Bank’s current branch locations. Other large employers include Roanoke County and City government and schools, The Kroger Company, Wells Fargo Bank, General Electric Company, Advance Stores Company, Inc., Wal-Mart, Allstate, Norfolk Southern Corporation, WellPoint, Inc.—Anthem Blue Cross and Blue Shield, and American Electric Power. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include the local school districts, Mohawk Incorporated, HSN Fulfillment, Dynax America Corporation, Altec Industries, Inc., and Wal-Mart.

Banking Services

The Bank operates for the primary purpose of providing an adequate return to our shareholders while safely meeting the banking needs of individuals and small to medium sized businesses in the Bank’s service area by developing personal, hometown associations with these customers.

The Bank offers a wide range of banking services including checking accounts, savings accounts, money market accounts, certificates of deposit, and individual retirement accounts. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

We offer a full range of lending services including commercial loans, commercial real estate, consumer, residential, and agricultural and raw land. We offer non-deposit investment products and insurance products for sale to the public through Infinex Investments, Inc.

Buchanan Service Corporation provides insurance services for customers of the Bank and the public through a minority ownership interest in Bankers Insurance, LLC. Our affiliation with the Virginia Bankers Association allows us to participate with a consortium of banks in the Commonwealth of Virginia to offer competitive insurance products.

Buchanan Service Corporation has an ownership interest in Rockbridge Title Services, LLC and Mountain Valley Title Insurance Agency, LLC. Both companies offer title insurance to our customers and the public.

Other Bank services include safe deposit boxes, notary public, Medallion signature guarantees, consumer online banking, bill payment and e-statements, cash management services through business online banking, VISA gift cards, wire transfers, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate proprietary automated teller machines and offer surcharge free ATMs at Sheetz locations and by participating in the No SUR program, a network of surcharge-free ATMs. We also offer VISA credit and debit card services, and ID Reclaim, an identity theft protection service.

The Bank’s primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts, bad debt expense, general and administrative expenses, such as salaries, occupancy and related expenses. The Bank does not provide trust services.

Lending Activities

The Bank’s lending products include commercial, real estate, consumer, residential, agricultural and land loans. The loan portfolio constituted 89.71% of the earning assets of the Bank at December 31, 2010 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Management Loan Committee for approval. The Management Loan Committee is composed of the Bank President and CEO, Chief Risk Officer, Vice President—Credit Administration, senior commercial lending officers, any other officer deemed necessary, and a committee secretary. Any aggregate credit that exceeds the authority of the Management Loan Committee is forwarded to the Loan Committee for a decision. Voting members of the Loan Committee include the Company Chairman and CEO, Bank President and CEO, Senior Vice President—Mortgage and Financial Services, Senior Vice President—Business Banking and Commercial Lending, and three outside directors. Non-voting members include the Senior Vice President and Chief Risk Officer, the Vice President of Credit Administration, and other commercial lenders. All aggregate credits that exceed the Loan Committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The Loan Committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

In 2010, the Bank segmented its gross loans among five broad categories to monitor our lending activities. The largest category of loans, comprising of 48.6% of the loan portfolio, was prime residential loans. Commercial real estate lending added another 34.5% of the loan balance. Smaller loan categories making up the balance of the loan portfolio were commercial, agricultural and raw land, and consumer at 7.2%, 5.2% and 4.5%, respectively.

All loans in the Bank’s portfolio are subject to risk from the condition of the economy in the Bank’s area and also that of the nation. In general, the Bank has used and continues to use appropriate loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. In particular, this policy helped reduced exposure on real estate loans. The Bank does not engage in sub-prime lending activities. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. These processes have helped protect us during the recessionary period. While we have not avoided all risks and loan losses, we have been able to avoid losses of magnitude. Government guarantees of loans are used when appropriate but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and cash flow, including the ability to service debt. Ideally, businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not critically affected by downturns in the economy. Bank management recognizes that the most recent recession was severe in both magnitude and duration and had greater consequences for business customers than more typical economic cycles. However, due to the diversity of business, commercial, and employment opportunities, the Roanoke region experienced a milder recession than the nation.

Investments

The Bank invests a portion of its assets in Government-sponsored enterprises debt instruments, state, county and municipal obligations, and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loans or to offset fluctuations in deposits. The Bank does not engage in any hedging activities. Additionally, the Bank does not own any Government-sponsored enterprises equity securities.

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised 74.65% of the Bank’s total deposits at December 31, 2010. Certificates of deposit in denominations of $100,000 or more represented the remaining 25.35% of deposits at year end. Large denomination certificates of deposit have historically remained a stable source of funds at our Bank. At December 31, 2010 the Bank had no reliance on brokered deposits.

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

Employees

At December 31, 2010, the Company had 89 full time and 14 part time employees, none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

We compete by relying upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions, like the Bank, tend to compete primarily by a combination of rate and personal service.

Currently, in Botetourt County, the Company competes with six other commercial banks that operate 14 branches in the County. In the FDIC’s Summary of Deposits for June 30, 2010, the Company held 37.61% of the deposits in Botetourt County, which represents the largest market share of all financial institutions. In Rockbridge County and Lexington City, the Company competes with nine other financial institutions that operate 14 offices and held 16.03% of the market share of deposits. In Roanoke County, the Company competes with 10 other commercial banks that operate 31 offices and held 4.12% of the market share of deposits. In Franklin County, the Company competes with eight commercial banks operating 18 offices and held 0.84% of the market share of deposits.

Government Supervision and Regulation

The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework that apply to the Company and the Bank. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described, although violations of such laws and regulations could result in supervisory enforcement action against the Company or the Bank. The following descriptions summarize the material terms of the principal laws and regulations and are qualified in their entirety by reference to the applicable laws and regulations:

General

On July 21, 2010, financial regulatory reform legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. The Act seeks to address the perceived causes of the financial crisis in numerous ways:

•

It creates a Financial Stability Oversight Council charged with identifying systemically important institutions, whose distress or failure could imperil our financial stability, and recommending enhanced prudential standards for such institutions.

•	It establishes an orderly liquidation regime for such systemically important institutions in an effort to end “too-big-to-fail”.

•	It requires originators and securitizers of mortgage loans to retain part of the loan assets that are bundled into securities in order to incent them to exercise more caution.

•	It establishes a regulatory framework for derivatives and places limitations on bank proprietary trading.

•	It provides more stringent capital requirements for banks.

•	It establishes regulatory oversight of the credit rating agencies through the SEC.

•

It creates a new Bureau of Consumer Financial Protection with broad authority to write rules to protect consumers. At the federal level, the FDIC will continue to examine us for compliance with such rules.

•	It adds significant new requirements relating to residential mortgage loans, including a requirement that originators determine a consumer’s ability to repay a loan.

Many aspects of the Dodd-Frank Act (“The Act”) are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on our Company, our customers and the financial industry in general. The following provisions are expected to directly impact our Company.

•

The federal banking agencies are directed to make capital requirements countercyclical, such that the amount of capital required increases in times of economic expansion and decreases in times of economic contraction, in effect building a buffer in an expanding economy.

•	The Act authorizes the Federal Reserve to establish capital requirements for bank holding companies.

•	The Act increases the authority of the Federal Reserve to examine us and any of our non-bank subsidiaries.

•

The Act requires a holding company of an insured depository institution to serve as a “source of strength” for such depository institution. This means the holding company must provide financial assistance to the depository institution in the event of its distress.

•

The Act requires the FDIC to base deposit insurance assessments on an insured depository institution’s total consolidated assets minus its tangible equity, rather than on its deposit base (subject to adjustment for custodial banks and bankers’ banks). Basing assessments on assets rather than deposits should benefit smaller banks and hurt larger banks, as small banks rely more on deposits to fund lending than larger banks do.

•

The Act makes permanent the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	The Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Mortgage originators are placed under a new duty of care to be qualified and registered and licensed in accordance with state or federal law, including the Secure and Fair Enforcement for Mortgage Licensing Act (“S.A.F.E. Act”). A mortgage originator will also have a duty to include on all loan documents his or her unique identifier as provided by the Nationwide Mortgage Licensing System and Registry.

•

The Company will have to comply with provisions related to executive compensation and corporate governance such as say on pay and clawback provisions on incentive compensation, although the effective date has been extended for smaller reporting companies such as our Company.

•

The Act exempts small issuers that are neither a large accelerated filer nor an accelerated filer from complying with the Section 404(b) internal control rules of the Sarbanes-Oxley Act. The Act also directs the SEC to conduct a study to determine how to reduce compliance costs under Section 404(b) for companies with market capitalization between $75 million and $250 million.

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. It comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. Compliance with this complex legislation and with subsequent Securities and Exchange Commission rules has since been a major focus of all public corporations in the United States, including the Company. Among the many significant provisions of the Sarbanes-Oxley Act, Section 404 and related Securities and Exchange Commission rules created increased scrutiny by management, the internal audit department, and external auditors of our systems of internal controls over financial reporting. The Dodd-Frank Act eliminated the auditor attestation of Section 404 for smaller reporting companies like Botetourt Bankshares, Inc. However, the Company’s certifying officers must still attest to the effectiveness of the Company’s internal controls.

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

The Gramm-Leach-Bliley Act (the “GLBA”) was enacted in November 1999 and broadly rewrote financial services legislation. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act, in essence a separation of traditional banking from securities brokerage, and added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. Subject to restrictions, the GLBA permits financial holding companies to engage directly in a broader range of activities than are permissible for a bank holding company. These include underwriting insurance, providing investment advice and underwriting securities, among others.

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

The Federal Reserve Act restricts the amount and prescribes conditions with respect to loans, investments, asset purchases and other transactions between the Company and the Bank. These restrictions, known as Transactions with Affiliates, limit the freedom of the Company and the Bank to engage in transactions between them. The Bank is subject to restrictions on the aggregate amount, terms and risks associated with extensions of credit to executive officers, directors, principal shareholders, and their related interests. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization.

As a state-chartered bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (“Bureau”). The Bank, not a member bank of the Federal Reserve System, is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). Federal and Virginia laws govern the activities in which the Bank may engage, the investments that it may make and limit the aggregate amount of loans that may be granted to one borrower to 15% of the bank’s capital and surplus. Various consumer and compliance laws and regulations also affect the Bank’s operations.

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

In October 2008, deposits at FDIC-insured institutions became insured up to at least $250,000 per depositor. The Dodd-Frank Act passed in 2010 made this increase permanent.

In December 2008, the Bank became a participant in the FDIC’s Transaction Account Guarantee Program. Under that program all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. This program expired on December 31, 2010.

The FDIC has authority to impose special assessments from time to time. In February 2009, the FDIC amended the restoration plan for the Deposit Insurance Fund (“DIF”). The plan imposed an emergency special assessment on all banks during 2009 in an effort to restore the Deposit Insurance Fund to an acceptable level. The special assessment increased the Bank’s insurance premiums expense by $140,000, or approximately 20% of the total expense incurred by the Bank to provide FDIC insurance coverage for our customers in 2009. There was no special assessment in 2010.

In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with the risk-based assessment for the third quarter of 2009. This amounted to approximately $1.6 million for the Bank, which will be expensed over the three year period. The Bank had adequate funds to remit this payment that was substantially higher than a typical quarterly deposit insurance assessment. At December 31, 2010, $1.12 million in prepaid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for financial institutions.

The proposed new initial base rate schedule will be substantially lower than the current one. Institutions in Risk Category I, which includes more than 90 percent of community banks, will be paying 5 to 9 basis points instead of the current base rate schedule of 12-16 basis points. Institutions in Risk Categories II, III and IV will pay 14, 23 and 35 basis points, respectively, compared to the current rates of 22, 32 and 45 basis points, respectively. In addition, the proposal would eliminate the secured liability adjustment (although secured liabilities will likely be reflected in a bank’s new assessment base), and the unsecured debt adjustment and the broker deposit adjustment will also remain but with some modifications.

Under the final rule, institutions with less than $1 billion in assets can report average weekly balances of their consolidated total assets rather than reporting average daily balances. The final rule will also allow institutions with less than $1 billion in average consolidated total assets to report the end-of-quarter amount of Tier 1 capital as a proxy for average tangible equity.

The final rule related to this proposal is expected to be effective April 1, 2011. The Company cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, which are beyond the Company’s control.

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

The Company did not participate in the U.S. Treasury’s Department’s Capital Purchase Program, known as TARP. We are committed to remain well-capitalized without participation in the program. The Company offers a Dividend Reinvestment and Stock Purchase Plan. The plan is beneficial to both our stockholders and Company. First, it allows our stockholders the opportunity to increase their investment in the Company in an efficient manner without the normal costs associated with equity purchases. Secondly, it provides the Company an additional opportunity to maintain the appropriate level of capital necessary without substantial costs associated with a new equity offering.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Our Company’s size and current status of no on-balance sheet foreign exposure excludes us from the requirements of Basel III. However, we anticipate that the Dodd-Frank Act will impose higher capital standards at a future date in time.

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

In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania and Northern Virginia. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The FDIC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as our Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. Our Company’s Chief Risk Officer reviews all incentive compensation agreements to ensure that risk tolerance is appropriate and aligned with incentive compensation rules and guidance.

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

Community Reinvestment

The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-to-moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or other facility. The Company strives to meet the credit needs of all aspects of its market, consistent with safe and sound banking practices. Bank of Botetourt received an “Outstanding” rating, as publicly disclosed in its most recent CRA examination report issued by the FDIC. The Bank will be examined under the Intermediate Small Bank examination procedures, due to growth in assets, at its next scheduled examination.

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

The economy seems to be showing some signs of underlying strength following a prolonged recession and its subsequent anemic recovery. This does not mean that all economic problems are in the past. The unemployment rate is currently 8.9%, nearly double the traditional natural rate of unemployment. Mixed signals in the housing sector of the economy are expected to keep mortgage loan delinquencies, foreclosures, and underwater mortgages at the center of economic monitoring. As a signal of positive news, the Federal Reserve made a upward revision of its GDP forecast for 2011 from 3.0-3.6% to 3.4-3.9%. Inflation is a concern across the globe. However, inflation predictions for the United States are that the Consumer Price Index will be within or below the Federal Reserve’s implied comfort zone of 2.5% or less in the United States. This shows that the market has confidence in the Federal Reserve to fight inflation and keep it under control. The consensus among economists is that the Federal Reserve will not increase the federal funds rate in 2011 to combat inflation.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the NASDAQ Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions between stockholders. The high and low selling prices of our Common Stock are based on information available to the Company. However, there may have been other transactions at other prices not known to the Company. As of March 2, 2011, there were approximately 875 record holders of Common Stock.

Market Price

	High	Low
2009:
1st Quarter	$30.00	$19.50
2nd Quarter	20.00	10.50
3rd Quarter	20.00	12.00
4th Quarter	20.00	12.00

2010:
1st Quarter	17.00	12.25
2nd Quarter	15.00	12.57
3rd Quarter	15.00	10.50
4th Quarter	15.00	8.25

Dividends Declared

2009
January	$0.14
April	0.14
July	0.14
October	0.08

2010
January	0.08
April	0.08
July	0.08
October	0.08

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

The following table summarizes the equity compensation plan as of December 31, 2010:

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information in this report may include “forward-looking statements” as defined by federal securities law. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. Although the Company believes that its assumptions regarding these forward-looking statements are based on reasonable assumptions, actual results could differ materially. The forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Changes in general local, regional and national economic and business conditions in the Company’s market area, including downturns in certain industries

•	Competitive pressures limiting the ability to continue to attract low cost core deposits to fund asset growth

•	Changes in interest rates and the management of interest rate risk

•	Demand for banking services, both lending and deposit products, in our market area

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values

•	Changes in loan quality, delinquencies and defaults by our borrowers

•	Decline in the market value of real estate in the Company’s markets

•	Attraction and retention of key personnel, including the Company’s management team

•	Changes in technology, product delivery channels, and end user demands and acceptance

•	Changes in consumer spending, borrowings, and savings habits

•	The soundness of other financial institutions

•

Changes in banking laws, compliance, and the regulatory climate of the Company such as the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), other regulatory reform, including but not limited to government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness

•	Government intervention in the U.S. financial system

•	Changes in accounting principles, policies, and guidelines

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

This past year continued to be a challenging one for the banking industry. The year was filled with additional failed financial institutions and published enforcement actions by regulatory agencies both of which further eroded the public’s confidence in our economic and banking systems, and the passage of financial reform legislation by government policymakers known as the Dodd-Frank Wall Street Reform and Consumer Protection Act. The overall national economy was in the recovery phase of an economic cycle during 2010, although the recovery has not been fully self-sustained due to the lack of recovery of the housing sector in various regions of the country. In 2010, the residential mortgage industry had unprecedented low long-term mortgage rates, but tighter lending standards and reduced market values made it difficult for consumers nationwide to refinance their homes. A continued decline in housing prices continued to impact local residential real estate developers, home sales, and mortgage default and foreclosures. Overall the housing sector provided mixed economic results in 2010. The events described had an adverse impact on the Company in 2010. The failure of many residential real estate developers resulted in most banks, including ours, needing to increase the provision for loan losses. Additionally, the Company had increased collection and legal expenses related to asset quality. The result was tremendous pressures on the earnings of the Company. However, in spite of the negative environment, we remain optimistic long term. The stock market rebounded during 2010, which had a positive impact on certain components of equity capital. The Company experienced soft loan demand and mild deposit growth. Despite these ongoing challenges of our industry, the Company remained well-capitalized by regulatory standards. We are committed to extend credit wisely in our market area to promote local economic activity, without participating in a government sponsored plan to inject reserves or capital into our Company.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in this Annual Report for the year ended December 31, 2010 contain a summary of its significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to the allowance for loan losses critical.

Results of Operations

Earnings decreased by 115.31% in 2010 reflecting a $0.1 million net loss compared to $0.8 million net income for 2009. The decrease was a direct impact of the anemic economic recovery related to our regional housing market’s decreasing collateral values, slow sales, and relatively high foreclosure rates. The lower earnings were primarily due to expensing $4.0 million into the loan loss reserve during the year, which management deemed a necessary and appropriate measure due to the current economic environment and increases in impaired and past due loans held by the Company. Return on average assets was (0.04)% in 2010 and 0.25% in 2009 compared to peer group banks for which return on assets was 0.49% in 2010 and 0.10% in 2009. In 2010 and 2009, our peer group included all insured domestic commercial banks having assets between $300 million and $1 billion. During 2010 and 2009 revenues from Bank of Botetourt represented greater than 99% of Botetourt Bankshares, Inc.’s total revenues.

The total assets of Botetourt Bankshares, Inc. grew to $309.5 million in 2010 from $308.5 million in 2009, a 0.32% increase. Although slightly below the peer group average of 9.06%, the Company is well capitalized with an average equity to average assets ratio of 8.39% at December 31, 2010.

Table 1. Net Interest Income and Average Balances (thousands)

	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
Interest-earning assets:
Deposits with banks	$10,136	$23	0.23%	$1,056	$2	0.19%	$204	$5	2.45%
Taxable investment securities	8,584	313	3.65%	8,908	405	4.55%	10,519	476	4.53%
Nontaxable investment securities	6,656	243	3.65%	7,393	279	3.77%	8,984	377	4.20%
Federal funds sold	6,701	9	0.13%	3,754	6	0.16%	2,069	46	2.22%
Loans, net(1)	259,324	15,614	6.02%	258,604	15,884	6.14%	244,348	16,831	6.89%

Total interest-earning assets	291,401	16,202		279,715	16,576		266,124	17,735

Yield on average interest-earning assets			5.56%			5.93%			6.66%

Noninterest-earning assets:
Cash and due from banks	7,686			7,957			7,123
Property and equipment	7,853			8,152			8,360
Interest receivable and other	9,066			7,936			6,871

Total noninterest-earning assets	24,605			24,045			22,354

Total assets	$316,006			$303,760			$288,478

Interest-bearing liabilities:
Demand deposits	$24,361	25	0.10%	$22,599	23	0.10%	$21,674	26	0.12%
Savings and money markets	29,771	109	0.37%	28,797	79	0.27%	32,642	271	0.83%
Time deposits	198,841	5,029	2.53%	189,557	6,535	3.45%	169,098	7,282	4.31%
Other borrowings	—	—	—%	247	2	0.81%	1,781	44	2.47%

Total interest-bearing liabilities	252,973	5,163		241,200	6,639		225,195	7,623

Cost on average interest-bearing liabilities			2.04%			2.75%			3.39%

Noninterest-bearing liabilities
Demand deposits	33,642			33,072			33,673
Interest payable and other	2,892			3,669			2,978

Total noninterest-bearing liabilities	36,534			36,741			36,651

Total liabilities	289,507			277,941			261,846
Stockholders’ equity	26,499			25,819			26,632

Total liabilities and stockholders’ equity	$316,006			$303,760			$288,478

Net interest income		$11,039			$9,937			$10,112

Net yield on interest-earning assets			3.79%			3.55%			3.80%

(1)	Average loan balances include nonaccrual loans and are net of loan loss reserve.
(2)	The amounts are not adjusted for tax equivalent yield on tax-exempt investments.

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

Net interest income was $11.0 million in 2010, $9.9 million in 2009 and $10.1 million in 2008. Net interest income increased in 2010. While both interest income and interest expense decreased in 2010, interest expense declined at a faster pace. The Federal Open Market Committee maintained its posture of maintaining low short term interest rates for an extended period of time as the Bank maintained our overall asset sensitive balance sheet, although we continued to be liability sensitive in the less than one year categories. However, in 2010 our rate sensitive liabilities (primarily deposits) repriced at lower market rates more quickly than our rate sensitive assets (primarily loans). The repricing opportunities afforded improvement in the Bank’s net interest margin. The net interest margin for 2010 increased by 24 basis points to 3.79% compared to 3.55% for 2009. The improvement of the net interest margin resulted in higher net earnings from net interest income, as quantified above. The effects of changes in volumes and rates on net interest income in 2010 compared to 2009, and 2009 compared to 2008, are shown in Table 2.

Interest income for 2010 decreased by $0.4 million, or 2.4%, to $16.2 million from $16.6 million in 2009. Interest income in 2008 totaled $17.7 million. The decrease in interest income in 2010 from 2009 and in 2009 from 2008 were both the result of the historically low and prolonged interest rate environment, which resulted in our interest earning assets repricing at lower interest rates.

Interest expense decreased in 2010 by $1.4 million, or 21.2%, to $5.2 million from $6.6 million in 2009. The decrease in interest expense in both 2010 and 2009 was due to a lower interest rate environment, partially offset by deposit growth. From 2009 to 2010, interest paid on time deposits, which make up the largest portion of interest-bearing deposits, decreased $1.5 million, or 23.0%. The average rate paid on time deposits decreased 92 basis points to 2.53% in 2010 from 3.45% in 2009.

Table 2. Rate/Volume Variance Analysis (thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Interest Income/ Expense Variance	Variance(1) Attributed To		Interest Income/ Expense Variance	Variance(1) Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets
Deposits in other banks	$21	$—	$21	$(3)	$1	$(4)
Taxable investment securities	(92)	(78)	(14)	(71)	2	(73)
Nontaxable investment securities	(36)	(9)	(27)	(98)	(36)	(62)
Federal funds sold	3	(1)	4	(40)	(326)	286
Loans(2)	(270)	(314)	44	(947)	(2,053)	1,106

Total	(374)	(402)	28	(1,159)	(2,412)	1,253

Interest-bearing liabilities
Demand deposits	2	—	2	(3)	(4)	1
Savings deposits	30	27	3	(192)	(163)	(29)
Time deposits	(1,506)	(1,845)	339	(747)	(1,899)	1,152
Other borrowings	(2)	(1)	(1)	(42)	(18)	(24)

Total	(1,476)	(1,819)	343	(984)	(2,084)	1,100

Net interest income	$1,102	$1,417	$(315)	$(175)	$(328)	$153

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.
(2)	Balances of nonaccrual loans have been included in average loan balances.

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

Interest rate risk is measured by the changes in interest rates and the impact on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin resulting from changes in interest rates, to the extent practical. Table 3 shows the sensitivity of the Bank’s balance sheet on December 31, 2010. Included in the interest-bearing liabilities subject to interest rate changes within three months are NOW accounts, money market accounts, and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits, but whose rates can change immediately at the Bank’s discretion. Based on the model below, the Bank is liability-sensitive in the one to three months and four to twelve months time horizons and asset-sensitive in the thirteen to sixty months and greater than sixty months time horizons.

Table 3. Interest Rate Sensitivity (thousands)

	December 31, 2010 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earnings assets:
Loans	$58,587	$48,202	$114,328	$41,589	$262,706
Investments	300	700	6,823	7,268	15,091
Interest-bearing deposits with banks	12,441	250			12,691
Federal funds sold	1,728				1,728

Total	$73,056	$49,152	$121,151	$48,857	$292,216

Interest-bearing deposits:
NOW accounts	$25,501	$—	$—	$—	$25,501
Money market	8,840	—	—	—	8,840
Savings	21,711	—	—	—	21,711
Certificates of deposit	36,089	84,859	71,041	—	191,989

Total	$92,141	$84,859	$71,041	$—	$248,041

Interest sensitivity gap	$(19,085)	$(35,707)	$50,110	$48,857	$44,175
Cumulative interest sensitivity gap	$(19,085)	$(54,792)	$(4,682)	$44,175	$44,175
Ratio of sensitivity gap to total earning assets	(6.53)%	(12.22)%	17.15%	16.72%	15.12%
Cumulative ratio of sensitivity gap to total earning assets	(6.53)%	(18.75)%	(1.60)%	15.12%	15.12%

Matching sensitivity positions alone does not ensure that the Bank has no interest rate risk. All banks have interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources such as deposits. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched. The preceding table shows the sensitivity of the Company’s balance sheet at the date indicated, but is not necessarily indicative of the position on other dates.

The Bank has established risk measures, limits, and policy guidelines for managing our overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with senior management’s Asset/Liability Committee, with oversight by the Board of Directors. Management seeks to balance the earnings potential and interest rate risk position, both of which are within stated Bank policy tolerance parameters at December 31, 2010.

On a quarterly basis, the ALM position is measured using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate positive and negative 100, 200 and 300 basis point change in market interest rates. The model also incorporates management’s forecasts for balance sheet growth, noninterest income, noninterest expense, and dividend payments. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The model simulation is intended to provide a measure of the degree of volatility that interest rate movements may impact our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Back testing results showing the model’s past predictions to actual results in 2010 were favorable and deemed the model credible for management’s reliance.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on a growing deposit account base, including charges for insufficient funds items and fees charged for nondeposit services such as safe deposit box rental fees. Mortgage loan origination fees and financial services commissions also are a significant source of the Company’s noninterest income. In 2010 and 2009, residential real estate loan activity and the resulting mortgage origination fees were consistent amid a weak housing sector at the nucleus of the national recession and subsequent recovery. However, the related title insurance commissions decreased primarily as a result of lower demand and an increased number of competitors offering the service. Noninterest income totaled $1.9 million in 2010, a decrease of $0.1 million from the $2.0 million in 2009. Primary sources of noninterest income for the past two years are summarized in Table 4.

Table 4. Sources of Noninterest Income (thousands)

	2010	2009
Service charges on deposit accounts	$1,094	$1,161
Other service charges and fees	190	189
Mortgage origination fees	202	202
Commissions on title services	49	71
Safe deposit box rent	23	24
Net realized gains on the sale of securities	3	9
Financial services commissions	186	191
Other income	181	137

Total noninterest income	$1,928	$1,984

Noninterest Expense

Noninterest expense for 2010 increased by $0.2 million or 2.2% to $9.3 million from $9.1 million recorded in 2009, as shown in Table 5. The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 71.4% in 2010 and 76.6% in 2009. A lower overhead ratio in 2010 is attributed to the increase in net interest income.

Personnel expense, including salaries, wages, and employee benefits is the primary noninterest expense of the Company. There was an increase in total personnel expense in 2010, attributable to increases in expenses related to employee benefits such as health insurance and retirement plan benefits for our employees. In 2010, three employees elected early retirement from the Bank. The collective payouts, related to early retirement, resulted in an additional one-time settlement accounting adjustment of $0.3 million in the Company’s defined benefit person plan, which is included in employee benefits expense in Table 5. In 2010, expenses related to asset quality problems are reflected in increases in the expenses associated with foreclosed assets, collection, and outside services for legal fees related to problem loans. Table 5 provides a further breakdown of noninterest expense for the past two years.

Table 5. Noninterest Expense (thousands)

	2010	2009
Salaries & wages	$3,513	$3,578
Employee benefits	1,365	1,203

Total personnel expense	4,878	4,781
Occupancy expense	536	553
Furniture & equipment	654	645
Printing & supplies	103	112
FDIC deposit insurance	486	685
Professional services	140	124
Postage	86	98
Telephone	161	154
Courier fees	38	42
Education & seminars	19	19
Travel expense	19	32
Director fees and expense	97	93
Advertising and public relations	148	172
Insurance	44	43
Outside services	352	303
Foreclosed assets, net	379	220
ATM and debit card expenses	279	285
Franchise tax	194	194
Collection expense	125	58
Other operating expense	518	517

Total noninterest expense	$9,256	$9,130

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

Income tax expense (benefit) was $(0.2) million in 2010 and $237,000 in 2009 representing (64.8)% and 23.7% of income (loss) before income taxes, respectively. Tax expense decreased $0.5 million or 191.6% from 2009 to 2010 primarily as a result of lower earnings.

Earning Assets

Average earning assets increased $11.7 million in 2010 from the 2009 average of $279.7 million. Total average earning assets represented 92.2% and 92.1% of total average assets in 2010 and 2009, respectively. The percentage mix of average earning assets changed in 2010 with increases in average loans, federal funds sold, and deposits in other banks. The Company strategically decided to increase its cash balance at the Federal Reserve Bank since the inception of interest being paid on excess reserves in 2009. There was a decrease in investment securities. Average nonearning assets increased in 2010 as a result of an increase in other assets. The increase in other assets was primarily due to an increase in current income tax receivable, foreclosed assets, and deferred income taxes. A summary of average assets for the past three years is shown in Table 6.

Table 6. Average Asset Mix (thousands)

	2010		2009		2008
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets
Loans, net	$259,324	82.1%	$258,604	85.1%	$244,348	84.7%
Investment securities	15,240	4.8%	16,301	5.4%	19,503	6.8%
Federal funds sold	6,701	2.1%	3,754	1.2%	2,069	0.7%
Deposits in other banks	10,136	3.2%	1,056	0.4%	204	0.1%

Total earning assets	291,401	92.2%	279,715	92.1%	266,124	92.3%

Nonearning assets
Cash and due from banks	7,686	2.4%	7,957	2.6%	7,123	2.4%
Property and equipment	7,853	2.5%	8,152	2.7%	8,360	2.9%
Other assets	9,066	2.9%	7,936	2.6%	6,871	2.4%

Total nonearning assets	24,605	7.8%	24,045	7.9%	22,354	7.7%

Total assets	$316,006	100.0%	$303,760	100.0%	$288,478	100.0%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan funding, to meet the Bank’s interest rate sensitivity goals, and to generate income. Management of the investment portfolio has always been conservative with virtually all investments in U.S. Treasury, Government-sponsored enterprises, and state and local bond issues. All securities are investment grade. Management views the investment portfolio as a secondary source of income. Adjustments are sometimes necessary in the portfolio to provide an adequate source of liquidity that can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 7 presents the investment portfolio at the end of 2010 by major types of investments and maturity ranges. The Other category represents one corporate equity security with a cost basis of $1 and fair market value of $52,155.

At December 31, 2010, the market value of the investment portfolio was $15.14 million, representing $72,000 unrealized appreciation above amortized cost. This compared to a market value of $16.19 million and $0.2 million unrealized appreciation above amortized cost a year earlier.

Investment securities are classified according to management’s intent. At December 31, 2010, securities with a fair value of $15.0 million were classified as available for sale. The held to maturity portfolio consisted of one security with an amortized cost of $0.1 million.

Table 7. Investment Securities—Category Schedule (thousands)

	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities
Government-sponsored enterprises and
Treasuries	$6,184	6,135	$9,005	8,958	$9,248	$9,334
States and political subdivisions	8,887	8,956	7,001	7,187	8,593	8,577
Other	—	52	—	45	—	50

Total	$15,071	$15,143	$16,006	$16,190	$17,841	$17,961

Investment Securities—Maturities and Yields Schedule (thousands)

December 31, 2010

	Amortized Cost Due
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Fair Value
Investment securities
Government-sponsored enterprises	$—	$3,304	$2,880	$—	$6,184	$6,135
State and political subdivisions	1,000	3,415	4,223	249	8,887	8,956
Other	—	—	—	—	—	52

Total	$1,000	$6,719	$7,103	$249	$15,071	$15,143

Weighted average yields(1)
Government-sponsored enterprises	—%	2.76%	2.87%	—%
States and political subdivisions	4.58%	5.06%	4.35%	5.63%
Other	—%	—%	—%	—%
Total weighted average	4.58%	3.93%	3.75%	5.63%	3.92%

(1)	Adjusted tax exquivilent yield

Loans

Average net loans totaled $259.3 million during 2010, an increase of $0.7 million or 0.27% above 2009. This reflects the soft loan demand in our markets during the economic recovery. A significant portion of the loan portfolio, $127.7 million or 48.6%, is made up of loans secured by residential properties such as 1-4 family, home equity, and residential construction loans. Commercial real estate represented $90.7 million or 34.5% of total loans at the end of 2010.

The Bank makes both consumer and commercial loans in all neighborhoods within its market area, including low-to-moderate income areas. Our market area is generally defined to be all or portions of the Botetourt, Roanoke, Rockbridge, and Franklin counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Prior to the recession, aggressive pricing and competition from unregulated organizations had been a challenge when generating new loans. Due to the economic downturn, real estate construction and commercial loan demand remained soft in 2010, resulting in a slight decrease in volume in those loan categories at December 31, 2010, while demand for mortgage real estate and consumer loans increased.

The amounts of loans outstanding by type for the last five years, and the maturity distribution of variable and fixed rate loans as of year-end 2010 are presented in Table 8 and Table 9, respectively. For the year-ended 2010, the loan categories are segmented by the disclosure requirements related to Receivables used by the Company, as we feel this makes for a better presentation to the users of the information as they read in conjunction with the accompanying notes to the related financial statements. Loan categories are segmented differently for years-ended 2006 through 2009.

Table 8. Loan Portfolio Summary (thousands)

2010
Commercial	$18,910
Commercial Real Estate	90,665
Consumer	11,758
Residential—Prime	127,669
Agricultural & Raw Land	13,704

Total	$262,706

	2009	2008	2007	2006
Commercial, financial and agricultural(1)	$147,482	$148,308	$110,178	$101,211
Real estate, construction	17,575	18,498	45,021	31,418
Real estate, mortgage	82,318	75,630	66,346	63,461
Installment loans to individuals, other	16,571	14,285	16,135	15,952
Leases	—	—	—	1

Total	$263,946	$256,721	$237,680	$212,043

(1)	Includes commercial real estate

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 6.0% in 2010 compared to an average yield of 6.1% in 2009 and 6.9% in 2008.

Table 9. Maturity Schedule of Loans (thousands)

	2010
	Commercial	Commercial Real Estate	Consumer	Residential Prime	Agricultural & Raw Land	Total
						Amount	%
Fixed rate loans
Due within one year	$1,863	$8,287	$2,167	$21,215	$800	$34,332	13.1%
Due one to five years	4,318	4,242	7,507	9,840	982	26,889	10.2%
Due after five years	1,339	8,221	226	17,617	892	28,295	10.8%

Total fixed rate loans	7,520	20,750	9,900	48,672	2,674	89,516	34.1%

Variable rate loans
Due within one year	7,184	9,405	1,524	22,891	3,256	44,260	16.8%
Due one to five years	308	997	238	1,698	1,511	4,752	1.8%
Due after five years	3,898	59,513	96	54,408	6,263	124,178	47.3%

Total variable rate loans	11,390	69,915	1,858	78,997	11,030	173,190	65.9%

Total loans
Due within one year	9,047	17,692	3,691	44,106	4,056	78,592	29.9%
Due one to five years	4,626	5,239	7,745	11,538	2,493	31,641	12.0%
Due after five years	5,237	67,734	322	72,025	7,155	152,473	58.1%

Total loans	$18,910	$90,665	$11,758	$127,669	$13,704	$262,706	100.0%

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

The adequacy of the allowance is determined by analysis of the three different factors known as the specific, general and unallocated components. The specific component addresses loans that are classified as impaired, for which an allowance is established when the discounted cash flows, collateral value, or observable market price of the loan is lower than its carrying value. Management is proactive in obtaining current third party appraisals in the valuation process. Each quarter, the aging of apprasials on nonperforming loans is reviewed. Loan administration employees and lending officers determine the type and scope of the appraisal needed to ensure proper valuation. In 2010, market value appraisals were deemed necessary in nearly all cases. Appraisals are ordered, received, and reviewed in a timely manner. The appraisals are tested for reasonableness in the review process and while uncommon, if there is not full concurrence from loan administration analysts and lending officers, another independent appraisal may be ordered. From time to time, the Bank’s lending officers, in conjunction with our credit analyst, may discount an appraisal should economic conditions, sales trends, or other relevant information warrant such action. During 2010, discounts ranging from 10% to 40% were applied to certain values based on an internal analysis of local market conditions and the age of the last valuation. At the time of discounting, management estimates and discloses the fair value of these loans to be further impaired and therefore below the appraised value. To a lesser extent, management performs discounted cash flow analysis on certain non-collateral dependent impaired loans in the valuation process. The Bank’s chief lender and credit analyst consider the future cash flows related to the borrower and apply the contractual interest rate to discount the cash flows to its net present value. Reasonable assumptions are used in the process in determining any loss exposure for the loans valued under this method. All of these measures assisted management in quantifying the specific component.

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. In 2010, historical losses were categorized into risk-similar loan pools and a loss ratio factor, based on average loss history for the current year and two prior years, was applied to each group’s loan balances to determine the allocation. In 2009, historical losses were categorized into risk-similar loan pools, and a loss ratio factor, based on average loss history for the current year and three prior years, were applied to each group’s loan balances to determine the allocation. Prior to 2009, a five-year historical period was used in the model. Given the recent recession and subsequent sluggish recovery along with the current economic climate in which we operate, we have shortened the historic loss period to ensure the most relevant data is being used in the model.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used to estimate specific and general losses in the portfolio. The qualitative and environmental factors include external risk factors that management believes affect the overall lending environment, including levels and trends in delinquencies and impaired loans, our regulators’ assessment of asset quality, levels and trends in charge-offs and recoveries, trends in volume and terms to or from higher-risk loans, effects of changes in risk selection, underwriting practices and loan exceptions, experience, ability, and depth of lending management and staff, banking industry conditions, the effect of changes in credit concentrations, and national and local economic trends and conditions. For the unallocated component, we perform a thorough economic analysis using economic statistical data obtained from a professional third party vendor, from the Federal Reserve Bank, and from other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the possible financial impact of the current and forecasted economic environment on our loan portfolio.

The complete evaluation process is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, management continually evaluates the adequacy of the loan loss reserve to maintain it at a level sufficient to absorb estimated credit losses inherent in the loan portfolio.

In 2010, loan growth continued to be weak in the Bank’s market areas. Bank management elected to make additional provisions to our allowance for loan losses in 2010 as a necessary measure to respond to the slow economic recovery, the uncertainty of the future economic climate and speed of the recovery, the ongoing sluggish local real estate and housing market, and an increase in impaired loans and higher levels of loan delinquencies. The loan loss provision expense in 2010 was $4.0 million compared to $1.8 in 2009 and $1.9 in 2008. The continued unusually large provision was primarily related to exposure in residential spec construction, which continues to experience a decline in housing values and slowed sales, especially at Smith Mountain Lake.

During our normal and ongoing process of reviewing our loan portfolio, new facts emerged during the first quarter of 2011, including newly delinquent payments on two lending relationships and one bankruptcy filing. These facts and others led us to conclude that two large lending relationships are impaired. Additionally, we received updated (lower) appraisals on some existing impaired loans. Collectively, these events necessitated making an additional provision to the allowance for loan losses effective to December 31, 2010.

Although the information leading to this conclusion was not available until recently, we believe this should be reflected in the year-end financial statements where $0.8 million of the $4.0 million expense in 2010 was related to this decision. This shifted the Company from a net income position to a net loss position for the period. We are confident that this action is consistent with current accounting guidelines. We believe that our process in discovering this information proves that our controls are working.

The loan loss provision allocated for 2010 reflects the amount determined by management to maintain the reserve at a level we believe to be adequate based on the overall risk in the portfolio. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2010 was 1.96% as compared to 1.50% in 2009 and 1.47% in 2008. The consistent increase in the percentage of allowance for loan losses is directionally consistent with the estimated credit losses inherent in our loan portfolio. The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 10. The 2010 data is segmented by the disclosure requirements related to Receivables used by the Company, as we feel this presentation makes for a better presentation to the users of the information as they read in conjunction with the accompanying notes to the related financial statements. Loan data is segmented differently for years-ended 2006 through 2009.

Additional information is contained in Tables 10, 11 and 12, and is discussed in Nonperforming and Problem Assets.

Table 10. Allowance for Loan Losses

2010
Allowance for loan losses, beginning	$3,947,025
Provision for loan losses added:
Commercial	235,235
Commercial Real Estate	708,023
Consumer	61,164
Residential—Prime	3,039,363
Agricultural and Raw Land	1,215

4,045,000

Loans charged off:
Commercial	(275,738)
Commercial Real Estate	(735,654)
Consumer	(104,484)
Residential—Prime	(1,795,087)
Agricultural and Raw Land	—

(2,910,963)

Recoveries of loans previously charged off:
Commercial	30,434
Commercial Real Estate	300
Consumer	35,052
Residential—Prime	942
Agricultural and Raw Land	—

66,728

Net charge-offs	(2,844,235)

Allowance for loan losses, ending	$5,147,790

Net loan charge-offs to average loans	1.10%

	2009	2008	2007	2006
Allowance for loan losses, beginning	$3,780,725	$2,291,617	$2,502,122	$2,271,074
Provision for loan losses, added	1,790,000	1,885,000	275,000	300,000
Loans charged off
Commercial, financial and agricultural(1)	(198,970)	(63,509)	(424,722)	(58,238)
Real estate, construction	(1,241,689)	(233,410)	—	—
Real estate, mortgage	(103,116)	(27,620)	(53,253)	(33,421)
Installment loans to individuals	(229,609)	(91,428)	(108,809)	(137,305)

	(1,773,384)	(415,967)	(586,784)	(228,964)

Recoveries of loans previously charged off
Commercial, financial and agricultural(1)	130,014	400	66,720	100,000
Real estate, mortgage	—	—	6,489	13,889
Installment loans to individuals	19,670	19,675	28,070	46,123

	149,684	20,075	101,279	160,012

Net charge-offs	(1,623,700)	(395,892)	(485,505)	(68,952)

Allowance for loan losses, ending	$3,947,025	$3,780,725	$2,291,617	$2,502,122

Net loan charge-offs to average loans	0.63%	0.16%	0.22%	0.04%

(1)	Includes commercial real estate

The loan portfolio includes loans to various borrowers at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some of these loans being uncollectible, particularly if economic conditions worsen or the recovery stalls in 2011. Referred to as management’s watch list, total loan volume on this observation list at December 31, 2010 were $43.6 million compared to $35.7 million at December 31, 2009. Due to the economy in which we are operating and the trend in problem loans, we have increased significantly the volume of loans that management monitors closely, primarily in the real estate construction and housing industries. The downturn in those markets can affect both the borrower’s ability to repay the loan on time and the value of the collateral. Sales in the local real estate housing market continue to struggle. Management remained proactive in identifying and monitoring such loans. Our actions resulted in more loans added to the watch list. Some of the watch list loans, or others identified in the future, should they become nonaccrual status, could increase the volume of nonperforming loans in Table 12. Management will continue to monitor these loans and will take appropriate action when deemed necessary. The Bank has allocated reserves to the extent deemed appropriate in the allowance for loan losses.

The ratio of net loan charge-offs to average loans increased substantially in 2010 compared to 2009. The residential loan segment was the most dramatically impacted as $1.8 million or 63.1% of total net charge-offs were in this loan category. This is primarily the result of credit relationships with real estate developers whose performance continued to deteriorate during 2010. Any exposure that resulted from deficient collateral values was charged-off to the allowance. To a lesser extent, commercial real estate loans witnessed a high volume of charge-offs as our local real estate market continued to report slow sales. While each loan may have circumstances that warrant other considerations, the Bank’s charge-off policy provides guidance in the timing of the charge-off process. The general guidance states that unsecured installment loans, including credit cards, which are six payments past due and have not received payments within the last 60 days will normally be recommended for charge-off. Unsecured time loans which are 90 days past due will normally be recommended for charge-off. Repossession of collateral is recommended for secured installment and time loans which are three payments past due and have not received payment within the past 60 days. Any remaining balance after the sale of collateral is typically charged off when the loan is 90 days past due and no payments have been received in the last 90 days. Real estate loan charge-offs are normally realized after the loan has been classified as loss and collateral has been liquidated. In 2010, the Bank updated its charge-off policy to reflect its procedures to identify, calculate, and charge-off loss exposure on collateral dependent impaired loans. In all cases, charge-offs are reported to the Board of Directors. The charge-off review and recommendation process occurs monthly. Partial charge-offs are permitted when appropriate but are less common than a typical full charge-off. During these unprecedented economic times, our loan officers worked extensively with past due loan customers and exhausted all reasonable work-out attempts prior to charging off the loan. These efforts were supported by our management’s philosophy and at the government’s encouragement. The trend in charge-offs is likely to continue in 2011 until the economy, sustained by stronger employment and stable real estate values and sales, significantly improves. These charge-off trends are considered in the quarterly review of the allowance for loan losses. In 2010, the historically high levels of charge-offs had a negative impact on the allowance for loan losses as they reduce the level of reserves. Additionally, the recorded charge-offs in 2010 will be reflected in the historical loss factors component of the model in future years, likely necessitating the ongoing need to maintain the reserve at higher levels until more normal economic times prevail.

The allowance for loan losses was 1.96% of gross loans outstanding at December 31, 2010. This represents an increase of $1.2 million compared to the reserve at December 31, 2009. Directional consistency existed in 2010 as the 41.9% increase in impaired loans positively correlated to the 30.7% increase in the ratio of allowance for loan losses to gross loans outstanding. While there has been an increase in the reserve due to additional impaired loans and loss exposure calculated after obtaining updated third party appraisals on impaired loans, exposure remains manageable in relation to the overall balance of impaired loans, quantified below.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include loan balance, risk rating, payment status, recent payment history, principal curtailment on lines of credit, extensions granted, maturity date advancement, and the probability of collecting scheduled principal and interest payments when due. A loan may be considered impaired by management, and still be expected to have full repayment of both principal and interest, but not according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. When testing for impairment, management also considers other loan details such as principal curtailment on lines of credit, extensions granted, the loan’s internal risk rating, and advancing the loan’s maturity date as indicators of possible loan impairment.

The aftermath of the worst and longest economic recession in decades made it more difficult for many borrowers to repay loans on time. Impaired loans amounted to $26.4 million at December 31, 2010 compared to $18.6 million at December 31, 2009. While the volume of impaired loans increased, the loss exposure on impaired loans remains manageable due to our conservative loan-to-value underwriting practices. As a result, the increase in the specific reserve component and the total allowance for loan losses is reflective of the nature of our loan portfolio. Maintaining current and updated appraisals on impaired loans in the portfolio is part of the Company’s best practices and provides objective evidence of our calculated loss exposure. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms and take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

The Bank recognizes that reducing impaired loans or other real estate owned may be a slow process. Real estate collateral may be difficult to liquidate at desired values in the current economic climate. Sales of our collateral could be hampered by the sales efforts of similar properties of other lenders in the same market. General economic trends greatly affect loan losses, and no assurances can be made about future losses. Management does, however, believe the allowance provided adequate coverage for possible loan losses at December 31, 2010.

The allocation of the reserve for loan losses is detailed in Table 11 below:

Table 11. Allocation of the Reserve for Loan Losses (thousands)

	2010
	Amount	Percent(1)
Balance at end of period applicable to:
Commercial	$327	7.2%
Commercial Real Estate	1,640	34.5%
Consumer	223	4.5%
Residential—Prime	2,891	48.6%
Agricultural & Raw Land	67	5.2%

Total	$5,148	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

	2009		2008		2007		2006
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
Balance at end of period applicable to
Commercial, financial and agricultural	$2,137	55.9%	$1,543	57.8%	$1,377	46.4%	$1,418	47.8%
Real estate, construction	624	6.6%	1,372	7.2%	154	18.9%	269	14.8%
Real estate, mortgage	956	31.2%	487	29.4%	339	27.9%	187	29.9%
Installment loans to individuals, other	230	6.3%	379	5.6%	422	6.8%	628	7.5%

Total	$3,947	100.0%	$3,781	100.0%	$2,292	100.0%	$2,502	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly residential, commercial, and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans to minimize interest rate risk and, although a portion of the loans have been made based upon the value of collateral, we rely primarily on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, highly structured loan documentation, and follow up on exceptions to credit policies. The practice of lending funds to less creditworthy borrowers has negatively impacted the banking and mortgage industries. Our Bank does not engage in such sub-prime lending activities. The Bank’s real estate loan portfolio remains well collateralized. As a practice, the Bank does not establish interest reserves for loans retained in our portfolio. The Bank does participate loans for requests in excess of our legal lending limit. To further mitigate risks, the Bank regularly monitors for loan concentrations. For information related to concentrations see Note 13, Commitments and Contingencies.

During the economic recession and subsequent recovery, the banking industry has experienced delinquencies with junior liens, including home equity loans, thereby labeling these loan categories as higher-risk loans. These categories represent 9.50% of the Bank’s loan portfolio. Of the loan balances in this category, 3.11% (0.30% of total loans) of those junior liens are past due and 4.21% (0.40% of total loans) are in nonaccrual status. The Bank does not engage in negative amortization loans. Interest-only loans are selectively used and are not part of the Bank’s traditional product offerings for home equity and residential mortgages.

Nonperforming assets, shown in Table 12 below, were $21.5 million at December 31, 2010 and $15.4 million at December 31, 2009. The increase from 2009 to 2010 in the total composition of nonperforming assets is primarily due to increases in loans past due 90 days or more, foreclosed properties, and restructured loans, partially offset by the decrease in nonaccrual loans.

From 2009 to 2010, loans past due 90 or more days still accruing interest increased by $3.6 million to $5.3 million. The increase in deliquent loans in this category is attributable to the economic impact on distressed borrowers. Each quarter management carefully mointors and reviews all loans in this past due category for nonaccrual status. Although a higher volume at December 31, 2010, management considers these loans to be well secured and in the process of collection. We anticipate payment on these accruing loans. During 2010, there was an increase in foreclosed properties, as there were ongoing acquisitions, holdings, and disposals during the year. Appraisals are obtained generally at the time of foreclosure to ensure a proper valuation when the foreclosed properties are recorded. During the holding phase, current appraisals are obtained and any necessary writedowns are expensed as incurred. Total writedown expenses related to the holding phase of foreclosed properties in 2010 was $0.2 million. At disposition, a gain or loss on sale is recorded. Sales of foreclosed properties resulted in an aggregrate net loss on sale of $49,775 in 2010 and is recorded in the noninterest expense foreclosed assets, net on the Consolidated Statement of Operations. At December 31, 2010, foreclosed assets consisted of ten properties totaling $1.9 million. The categories of the foreclosed properties were 10.8% in nonfarm nonresidential, 56.2% in 1-4 family residential, and 33.0% in construction and land development. All foreclosed properties are currently being rented or marketed for sale. As anticipated at December 31, 2009, the total of foreclosed properties grew in 2010. The trend could worsen in 2011 should local economic conditions, such as weak home sales, continue to deteriorate and a spike in foreclosures result, which could adversely impact earnings.

During the unprecedented economic recession of 2009 and recovery of 2010, as discussed above, the Bank made a conscious effort to attempt work-out loan situations with past due customers. In some cases, loan extensions are granted if the loan officer deems that the borrower’s capacity to pay is temporarily impeded. The Bank monitors for multiple extensions as criteria for possible loan impairment. In several cases, loan restructuring was appropriate and the volume of restructured loans grew significantly from 2009 to 2010. A loan is considered a troubled debt restructuring if the borrower is experiencing financial difficulty and the Bank granted a concession whereby the original terms of the loan were modified to favor the borrower. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. At December 31, 2010, troubled debt restructurings totaled $8.4 million and were spread among various loan categories. In no case was principal forgiven. In most cases, interest rates on these loans were at prevailing market rates, with only mild concessions given on interest rate reductions from the original terms. In some cases, additional collateral was obtained. At December 31, 2010, $3.2 million of troubled debt restructurings was on nonaccrual status. Bank management has supported a philosophy of working with its customers during this economic cycle. The Bank has had some success in this area but trend analysis indicates that a greater percentage of loans previously restructured moved to nonperforming status in 2010. The ratio of nonperforming restructured loans to total restructured loans was 37.9% in 2010 compared to 31.1% in 2009. Despite the increase in this metric, Bank management maintains its philosophy of working with its customers to exhaust plausible options during the economic recovery.

Loans, including troubled debt restructurings, are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. This does not mean that we will not recover much of or all the principal balance due. In most cases, we have a secured interest in collateral, such as real property or equipment. Sales of the collateral will not always cover the full loan amount, but it should offset much of this risk. We continue to allocate a significant number of employees in managing our lending portfolio as warranted by the asset quality issues discussed above.

Nonaccrual loans decreased to $8.9 million at December 31, 2010 from $10.6 million at December 31, 2009. During 2010, we continued our careful monitoring and review of all credit relationships, particularly troubled credit relationships. There were additions to nonaccrual assets during each quarter of 2010 which resulted in a reversal of approximately $0.2 million of interest income for the year-ended December 31, 2010. This action did not materially change our allowance for loan losses, as the exposure in these relationships had been identified in prior periods. Concurrently, loans exited nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms. The combined effect of all nonaccrual activity resulted in a net reduction of nonaccrual loans in the amount of $1.6 million. The ongoing nonaccrual loan balances have significantly increased our nonearning assets, which will continue to have a financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status.

We consider the overall negative trend in our nonperforming assets a result of the recessionary impact of the economy and the aftermath of awaiting a sustained recovery as well as problem loan scenarios encountered during the normal course of business. To mitigate the risks associated with our loan portfolio, additional emphasis has been placed on the collections and troubled assets function of the Bank as a necessary action during this phase of the economic cycle. Additionally, commercial loan officers’ job duties have been reprioritized to assist in the collection, legal, and work out efforts of troubled credit relationships. Our Company has performed loan stress tests to help quantify potential maximum exposure in our loan portfolio, especially on loans with real estate collateral located in the most distressed and saturated market in our delineated area. Bank management acknowledges risks inherent in our portfolio but believes our allowance for loan losses is adequate and our capital levels are sufficient to absorb potential losses studied in the loan stress test.

Nonperforming assets are analyzed in Table 12 for the last five years.

Table 12. Nonperforming Assets

	2010	2009	2008	2007	2006
Nonaccrual loans	$8,924,000	$10,558,000	$2,239,000	$169,000	$1,557,000
Loans past due 90 days or more	5,315,000	1,666,000	3,661,000	1,479,000	244,000
Restructured loans	5,413,000	1,882,000	—	—	—

Total nonperforming loans	19,652,000	14,106,000	5,900,000	1,648,000	1,801,000
Foreclosed properties	1,851,000	1,322,000	1,363,000	1,475,000	—

Total nonperforming assets	$21,503,000	$15,428,000	$7,263,000	$3,123,000	$1,801,000

Interest income, orginal terms
Non-accrual loans	$582,492	$596,123	$27,204	$99,067	$236,886
Loans past due 90 days or more	345,851	134,721	317,375	122,720	27,167

	$928,343	$730,844	$344,579	$221,787	$264,053

Interest income, recognized
Non-accrual loans	$74,474	$234,280	$5,766	$3,859	$41,160
Loans past due 90 days or more	199,254	72,501	189,476	52,941	18,493

Total	$273,728	$306,781	$195,242	$56,800	$59,653

Nonperforming assets to total loans	8.19%	5.85%	2.83%	1.31%	0.85%

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Bank’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past and increased customer awareness of interest rates adds to the importance of interest rate management. The Bank’s management must continuously monitor market pricing, competitor’s rates, and internal interest rate spreads, in addition to predicting future loan volume, to maintain the Bank’s growth and profitability. The Bank attempts to structure rates to promote deposit and asset growth simultaneously, manage risk, and increase overall profitability.

Average total deposits for the year ended December 31, 2010 were $286.6 million, an increase of $12.6 million, or 4.6% over 2009. The Bank made a conscious and strategic decision to control the pace of deposit growth during 2010. The percentage of the Bank’s average deposits that are interest-bearing increased to 88.3% in 2010 from 87.9% in 2009. Average demand deposits which earn no interest increased to $33.6 million in 2010 from $33.1 million in 2009, compared with $33.7 million in 2008. Average deposits and average rates paid for the past three years are summarized in Table 13.

Table 13. Deposit Mix (thousands)

	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits
NOW accounts	$24,361	0.10%	$22,599	0.10%	$21,674	0.12%
Money market	8,617	0.66%	8,510	0.34%	12,610	1.41%
Savings	21,154	0.25%	20,287	0.25%	20,032	0.47%
Small denomination certificates	125,794	2.47%	120,043	3.38%	109,761	4.23%
Large denomination certificates	73,047	2.64%	69,514	3.57%	59,337	4.45%

Total interest-bearing deposits	252,973	2.04%	240,953	2.75%	223,414	3.39%
Noninteresting-bearing deposits	33,642		33,072		33,673

Total deposits	$286,615		$274,025		$257,087

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $5.8 million or 4.8% in 2010. The growth in certificates of deposit issued in denominations of $100,000 or more can be primarily attributed to depositors within our market area. Time deposits held by municipalities and other public funds sources decreased to $3.3 million in 2010 from $6.2 million in 2009. The bank had no brokered deposits at December 31, 2010. Management’s strategy has been to support loan and investment growth with core deposits in our primary market area with minimal reliance on more volatile, large denomination brokered certificates of deposit. Table 14 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2010.

Table 14. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2010:

Remaining maturity of three months or less	$11,983
Remaining maturity over three through six months	5,178
Remaining maturity over six through twelve months	23,781
Remaining maturity over twelve months	30,470

Total time deposits of $100,000 or more	$71,412

Capital Adequacy

Stockholders’ equity was $25.9 million at December 31, 2010, a 2.63% decrease from the 2009 year-end total of $26.6 million. The decrease was primarily a result of the Company’s net loss, an adjustment in other comprehensive income for defined benefit and post retirement health benefits, a decrease in the market value of available for sale securities, and the payment of dividends. The decrease was partially offset by earnings, an increase in the market value of equity securities and stock issued under the dividend reinvestment plan. Average stockholders’ equity as a percentage of average total assets was 8.4% in 2010, 8.5% in 2009, and 9.2% in 2008.

Regulatory requirements relating to capital adequacy provide minimum risk-based ratios that assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2010 both the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 10.6%, and ratios of total capital to risk-weighted assets of 11.9% and 11.8%, respectively. These ratios are below our peer group average but are in excess of all regulatory minimum requirements.

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2010, both the Company and the Bank had ratios of year-end Tier 1 capital to average total assets for the fourth quarter of 2010 of 8.4% and 8.3%, respectively. Table 15 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2010, 2009 and 2008. All capital ratio levels indicate that the Company and the Bank are well capitalized, as presented in Note 14 to the Company’s consolidated financial statements.

Table 15. Year-End Risk-Based Capital (amounts in thousands)

	2010		2009		2008
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier 1 capital	$26,631	26,550	$27,085	27,045	$26,932	$26,896
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,157	3,165	3,212	3,219	3,218	3,218

Total regulatory capital	$29,788	$29,715	$30,297	$30,264	$30,150	$30,114

Total risk-weighted assets	$250,561	$251,192	$256,946	$257,550	$256,839	$257,433

Tier 1 as a percent of risk-weighted assets	10.6%	10.6%	10.6%	10.5%	10.5%	10.5%
Total regulatory capital as a percent of risk-weighted assets	11.9%	11.8%	11.8%	11.8%	11.8%	11.7%
Leverage ratio*	8.4%	8.3%	8.9%	8.9%	9.3%	9.4%

*	Tier 1 capital divided by average total assets for the quarter ended December 31.

At December 31, 2010 the Company had 1,250,375 shares of common stock outstanding, which were held by approximately 875 stockholders of record. As an alternative to the U.S. Treasury Department’s Capital Purchase Program, the Company launched a Dividend Reinvestment and Stock Purchase Plan allowing existing stockholders to increase their ownership in the fourth quarter of 2009, with continued growth of the program in 2010. This strategic capital planning decision provides the Company with an additional opportunity to maintain the appropriate level of capital necessary without the substantial costs associated with a new equity offering while concurrently giving existing stockholders an investment opportunity. Larger financial institutions are subject to new global regulatory standards on capital adequacy as agreed by the members of the Basel Committee on Banking Supervision. While our Bank is not subject to these new regulatory standards, we anticipate that we may face higher capital level expectations by regulatory demands in the coming years. Additionally, capital market outlets have been limited and could present challenges in the future for the industry. Given the increase in nonperforming and problem assets in 2010, the Company performed a capital stress test to quantify the maximum decrease in capital the Company could withstand, yet ensure we remain well capitalized. Bank management believes our capital levels are suffient to absorb potential losses identified in the loan stress test. The Company maintains a capital contingency plan outlining strategies available in the event of unplanned circumstances requiring capital raising efforts.

Off-Balance Sheet Arrangements

For more information regarding financial instruments with off-balance sheet risk, see Note 13 to the Company’s Consolidated Financial Statements.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Management must ensure that adequate funds are available at all times to meet the needs of our customers. On the asset side of the balance sheet, cash, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines and repurchase agreement lines from correspondent banks, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management. Given the stressors and potential volatility in the financial markets and economic uncertanity, the Bank maintains a contingency liquidity plan to identify funding sources in the event of a liquidity crisis.

The Bank uses cash, excess reserves at the Federal Reserve Bank, and federal funds sold to meet its short-term daily funding needs. During 2010, the interest rate environment was not conducive to purchasing longer-term investments. Management determines, based on items such as loan demand and deposit activity, an appropriate level of cash, excess reserves, and federal funds sold and seeks to maintain that level.

There were no material changes in the Company’s overall liquidity position at December 31, 2010 compared to December 31, 2009. Federal fund lines and repurchase agreement lines available from correspondent banks totaled $18.0 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, there was no outstanding balance on these lines.

The secondary liquidity source for both short-term and long-term borrowings consists of an approximate $12.9 million secured line of credit with the Federal Home Loan Bank of Atlanta. No balance was outstanding on this line at December 31, 2010 or 2009. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At December 31, 2010, a $6.0 million letter of credit in favor of the Commonwealth of Virginia-Treasury Board, to secure public deposits, reduced the available credit from this line to $6.9 million. With a 110% collateral pledging requirement, this leaves the Company $6.3 million for secondary liquidity needs.

The Bank has an approved $1.0 million Discount Window facility with the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. There was no balance outstanding on this line at December 31, 2010 or 2009.

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

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and if necessary, supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either reinvested in federal funds sold to fund loan demand or deposit withdrawal fluctuations or the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a majority of its investment portfolio, 96.5%, in unpledged assets that have less than a five year average life maturity. These investments are a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

Management believes that the Company has no counterparty risk and maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Key Financial Ratios

The following table shows key financial ratios that often are used to compare the performance of financial institutions.

Table 16. Key Financial Ratios

	2010	2009	2008
Return on average assets	(0.04)%	0.25%	0.42%
Return on average equity	(0.44)%	2.96%	4.52%
Average equity to average assets	8.39%	8.50%	9.23%
Dividend payout ratio	339.99%	89.56%	86.92%

Future Application of Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for more information regarding the expected impact of accounting pronouncements recently issued.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial Statements:

Supplementary Data:

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ELLIOTT DAVIS, LLC
Galax, Virginia March 29, 2011

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks	$6,232,356	$7,507,950
Interest-bearing deposits with banks	12,690,985	2,044,636
Federal funds sold	1,728,000	7,272,000
Investment securities available for sale	15,042,933	16,090,402
Investment securities held to maturity (fair value approximates $100,000 in 2010 and $99,800 in 2009)	100,000	100,000
Restricted equity securities	581,000	581,000
Loans, net of allowance for loan losses of $5,147,790 in 2010 and $3,947,025 in 2009	257,557,882	259,998,540
Property and equipment, net	7,661,323	8,058,292
Accrued income	1,338,662	1,253,125
Foreclosed assets	1,850,665	1,322,340
Other assets	4,700,925	4,306,288

Total assets	$309,484,731	$308,534,573

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$33,006,463	$30,706,483
Interest-bearing deposits	248,041,302	249,133,352

Total deposits	281,047,765	279,839,835
Accrued interest payable	520,373	685,138
Other liabilities	2,051,912	1,403,272

Total liabilities	283,620,050	281,928,245

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,250,375 and 1,246,062 shares issued and outstanding in 2010 and 2009, respectively	1,250,375	1,246,062
Additional paid-in capital	1,687,446	1,630,586
Retained earnings	23,692,067	24,208,695
Accumulated other comprehensive loss	(765,207)	(479,015)

Total stockholders’ equity	25,864,681	26,606,328

Total liabilities and stockholders’ equity	$309,484,731	$308,534,573

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

Years ended December 31, 2010 and 2009

	2010	2009
Interest income
Loans and fees on loans	$15,613,824	$15,884,452
Federal funds sold	8,641	6,078
Investment securities:
Taxable	313,561	405,001
Exempt from federal income tax	240,750	276,197
Dividend income	2,143	2,485
Deposits with banks	23,124	1,853

Total interest income	16,202,043	16,576,066

Interest expense
Deposits	5,163,198	6,637,009
Federal funds purchased	—	1,651

Total interest expense	5,163,198	6,638,660

Net interest income	11,038,845	9,937,406
Provision for loan losses	4,045,000	1,790,000

Net interest income after provision for loan losses	6,993,845	8,147,406

Noninterest income
Service charges on deposit accounts	1,094,093	1,161,136
Other service charges and fees	213,254	188,553
Mortgage origination fees	201,505	202,497
Commissions on title services	48,996	71,074
Net realized gains on sales of securities	2,675	8,500
Other income	367,285	352,161

Total noninterest income	1,927,808	1,983,921

Noninterest expense
Salaries and employee benefits	4,877,701	4,780,653
Occupancy	535,881	553,485
Equipment	653,576	645,207
Foreclosed assets, net	379,020	219,805
Advertising and public relations	147,745	171,933
Outside services	352,427	303,095
FDIC insurance premiums and assessment	485,688	685,338
ATM and debit card	278,712	285,028
Franchise tax	193,918	193,732
Other general and administrative	1,351,648	1,292,172

Total noninterest expense	9,256,316	9,130,448

Income (loss) before income taxes	(334,663)	1,000,879
Income tax expense (benefit)	(217,246)	236,805

Net income (loss)	$(117,417)	$764,074

Basic earnings (loss) per share	$(0.09)	$0.61

Diluted earnings (loss) per share	$(0.09)	$0.61

Basic weighted average shares outstanding	1,248,142	1,245,409

Diluted weighted average shares outstanding	1,248,142	1,245,409

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and

Comprehensive Income (Loss)

Years ended December 31, 2010 and 2009

			Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2008	1,245,300	$1,245,300	$1,618,584	$24,067,271	$(1,339,391)	$25,591,764
Net income	—	—	—	764,074	—	764,074
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(22,191)	—	—	—	—	43,076	43,076
Reclassified securities gains realized, net of taxes of $2,891	—	—	—	—	(5,614)	(5,614)
Net change in defined benefit pension plan, net of taxes $(423,073)	—	—	—	—	821,259	821,259
Net change in post retirement health plan, net of taxes of $(853)	—	—	—	—	1,655	1,655

Total comprehensive income						1,624,450
Dividends declared ($.50 per share)	—	—	—	(622,650)	—	(622,650)
Stock issued under Dividend Re-investment Plan	762	762	12,002	—	—	12,764

Balance, December 31, 2009	1,246,062	1,246,062	1,630,586	24,208,695	(479,015)	26,606,328
Net income (loss)	—	—	—	(117,417)	—	(117,417)
Net change in unrealized depreciation on investment securities available for sale, net of taxes of $37,465	—	—	—	—	(72,726)	(72,726)
Reclassified securities gains realized, net of taxes of $910	—	—	—	—	(1,765)	(1,765)
Net change in defined benefit pension plan, net of taxes $107,082	—	—	—	—	(207,865)	(207,865)
Net change in post retirement health plan, net of taxes of $1,976	—	—	—	—	(3,836)	(3,836)

Total comprehensive income (loss)						(403,609)
Dividends declared ($.32 per share)	—	—	—	(399,211)	—	(399,211)
Stock issued under Dividend Re-investment Plan	4,313	4,313	56,860	—	—	61,173

Balance, December 31, 2010	1,250,375	$1,250,375	$1,687,446	$23,692,067	$(765,207)	$25,864,681

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net income (loss)	$(117,417)	$764,074
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	694,640	688,461
Net amortization of securities premiums	2,299	3,611
Provision for loan losses	4,045,000	1,790,000
Deferred income taxes	(119,048)	(45,990)
Net realized losses on sales of assets	41,816	105,514
Write down of other real estate owned	229,785	80,766
Changes in assets and liabilities:
Accrued income	(85,537)	201,077
Other assets	(322,405)	(1,825,737)
Accrued interest payable	(164,765)	(129,483)
Other liabilities	366,257	300,657

Net cash provided by operating activities	4,570,625	1,932,950

Cash flows from investing activities
Net (increase) decrease in federal funds sold	5,544,000	(7,272,000)
Purchases of investment securities—available for sale	(9,339,308)	(9,458,755)
Purchases of restricted equity securities	—	(30,100)
Maturities of investment securities—held to maturity	—	1,250,000
Maturities of investment securities—available for sale	9,896,612	9,343,000
Sale of investment securities—available for sale	377,675	705,500
Net increase in interest-bearing deposits with banks	(10,646,349)	(1,843,685)
Net increase in loans	(4,256,752)	(10,333,515)
Purchases of property and equipment	(168,108)	(330,711)
Proceeds from sales of property and equipment	24,500	26,102
Proceeds from sales of foreclosed assets	1,851,619	1,323,000

Net cash used in investing activities	(6,716,111)	(16,621,164)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	2,299,980	(3,108,800)
Net increase (decrease) in interest-bearing deposits	(1,092,050)	18,406,167
Net decrease in federal funds purchased	—	(1,113,000)
Common stock issued	61,173	12,764
Dividends paid	(399,211)	(622,650)

Net cash provided by financing activities	869,892	13,574,481

Net decrease in cash and due from banks	(1,275,594)	(1,113,733)
Cash and due from banks, beginning	7,507,950	8,621,683

Cash and due from banks, ending	$6,232,356	$7,507,950

Supplemental disclosure of cash flow information
Interest paid	$5,327,962	$6,768,143

Taxes paid	$434,833	$67,400

Supplemental disclosure of noncash activities
Other real estate acquired in settlement of loans	$2,652,410	$1,485,298

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc. (the “Company”) is a Virginia bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Bank of Botetourt (the “Bank”). The Bank is a Virginia state-chartered bank subject to regulation by the Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides full banking services through ten branch offices in Botetourt, Roanoke, Rockbridge, and Franklin counties in Virginia. The Bank has a wholly-owned subsidiary, Buchanan Service Corporation, which conducts its operations through an interest in an insurance company and two title insurance companies, and as an agent for sale of life and disability insurance.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, the valuation of foreclosed assets such as real estate acquired in connection with foreclosures or in satisfaction of loans, fair value of financial instruments, and employee benefit plans.

Interest-bearing Deposits with Banks

Interest-bearing deposits with banks are carried at cost.

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

Loan origination fees and costs are capitalized and recognized as an adjustment to the yield on the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to approximate the interest method over the remaining period contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. We apply payments received on nonaccrual loans first to outstanding principal, and the residual amount, if any, is applied to interest. When facts, circumstances, and consistent performance indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) guidance for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, (ii) guidance for Receivables, which requires that losses be accrued based on the differences between the present value of future cash flows, value of collateral, or values that are observable in the market, and the loan balance, and (iii) guidance allowing a creditor to use existing methods for recognizing interest income on an impaired loan.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the discounted cash flows, collateral value, or observable market price of the loan is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor is applied to each group’s loan balances to determine the allocation. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 5.

Property and Equipment

Land is carried at cost. Buildings and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives or lease terms:

Years
Buildings and improvements	7-40
Furniture and equipment	3-10

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of carrying value or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses during the holding period, gains and losses on sale, and changes in the valuation allowance are included in net expenses from foreclosed assets.

Employee Benefit Plans

A noncontributory defined benefit pension plan is provided for all employees who meet eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. To maintain the plan’s funding adequacy,

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Employee Benefit Plans, continued

the Company contributes an appropriate amount which is deductible for federal income tax purposes. Benefits under the plan are accrued by periodic charges to income as determined by the plan’s actuaries. To the extent accumulated plan assets, including current period cash contributions, are less than projected benefit obligations, the Company accrues such obligations through either a charge to income or other comprehensive income.

The Company also provides a qualified profit sharing/thrift plan. All full-time employees, age 18 and older, are eligible to participate and are automatically enrolled, unless they choose to opt-out of the plan, after completing their first six months of service. The Company expenses its matching portion to the employees’ contributions each payroll period.

The Company sponsors a post-retirement health care plan for certain retired employees. Expenses related to benefits under the plan are shared by the Company and the retirees monthly. The Company’s monthly portion is expensed to income. To the extent accumulated plan assets, including periodic cash contributions from the Company and the retirees, are less than the benefit obligations, the company accounts for such obligations through either a charge to income or other comprehensive income.

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

Income Taxes

Provision for income taxes is based on amounts reported in the statements of operations (after exclusion of non-taxable income such as interest on state and municipal securities and loans) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

In the event that the Company has an unrecognized tax benefit in future accounting periods, the Company will recognize interest accrued related to the benefit in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax benefit for the years ended December 31, 2010 and 2009. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the above treatment by taxing authorities would not affect the annual effective tax rate but would defer the payment of cash to the taxing authority to later periods. The Company’s tax filings for years ended 2007 through 2009 are currently open to audit under statutes of limitations of the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation. During 2009, the IRS audited the Company’s 2007 federal income tax return. Upon completion of the audit, the IRS concluded there was no change to the amount of tax the Company reported or paid.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. At December 31, 2010 and 2009, the Company had no potentially dilutive securities outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) reflects the change in the Company’s equity during the year arising from transactions and events other than investments by, and distributions to, stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded. Related fees are recorded when they are incurred or received.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. Disclosures about Troubled Debt Restructurings (“TDRs”) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011. See Note 5.

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

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3,550,000 for the periods including December 31, 2010 and 2009, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2010
Available for sale:
Government-sponsored enterprises	$6,183,971	$21,082	$70,100	$6,134,953
State and municipal securities	8,787,227	153,948	85,351	8,855,824
Corporate securities	1	52,155	—	52,156

	$14,971,199	$227,185	$155,451	$15,042,933

Held to maturity:
State and municipal securities	$100,000	—	—	100,000

	$100,000	$—	$—	$100,000

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2009
Available for sale:
U.S. Treasury securities	$499,360	$3,922	$—	$503,282
Government-sponsored enterprises	8,505,929	34,700	85,592	8,455,037
State and municipal securities	6,900,512	196,409	10,261	7,086,660
Corporate securities	1	45,422	—	45,423

	$15,905,802	$280,453	$95,853	$16,090,402

Held to maturity:
State and municipal securities	$100,000	—	200	99,800

	$100,000	$—	$200	$99,800

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $500,000 at December 31, 2010 and 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Proceeds on the sale of investment securities amounted to $377,675 in 2010 and $705,500 in 2009. Gross realized gains for the years ended December 31, 2010 and 2009 amounted to $2,675 and $8,500, respectively.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2010, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$900,234	$904,808	$100,000	$100,000
Due after one year through five years	6,719,348	6,818,300	—	—
Due after five years through ten years	7,102,670	7,019,179	—	—
Due after ten years	248,947	300,646	—	—

	$14,971,199	$15,042,933	$100,000	$100,000

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2010
Government-sponsored enterprises	$2,223,288	$70,100	$—	$—	$2,223,288	$70,100
State and municipal securities	3,705,217	85,351	—	—	3,705,217	85,351
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,928,505	$155,451	$—	$—	$5,928,505	$155,451

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2009
Government-sponsored enterprises	$3,920,367	$85,592	$—	$—	$3,920,367	$85,592
State and municipal securities	721,006	10,328	94,667	333	815,673	10,661
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,641,373	$95,920	$94,667	$333	$4,736,040	$96,253

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company does not believe that gross unrealized losses as of December 31, 2010, which is comprised of 21 investment securities, represent an other-than-temporary impairment. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses, which represent 1.03% of the amortized cost basis of the Company’s total investment securities, were attributable to changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

Notes to Consolidated Financial Statements

Note 4. Loans Receivable

In accordance with new disclosure requirements related to Receivables, in 2010, the Company changed disclosure of the segments of its loan portfolio to better capture the nature of credit risk inherent in its loans receivable. Information for prior periods was not required to be retrospectively applied or restated. Therefore certain information for prior periods is presented in a different format than the one used for 2010. The major components of loans, segmented by the new guidance, at December 31, 2010 are as follows (in thousands):

2010
Commercial	$18,910
Commercial Real Estate	90,665
Consumer	11,758
Residential—Prime	127,669
Agricultural & Raw Land	13,704

262,706
Allowance for loan losses	(5,148)

$257,558

Loans receivable include $89,000 in overdraft demand deposit accounts at December 31, 2010.

The major components of loans in the consolidated balance sheets at December 31, 2009 are as follows (in thousands):

2009
Commercial	$16,701
Real estate:
Construction and land development	54,213
Residential, 1-4 families	82,319
Residential, 5 or more families	2,851
Farmland	11,117
Nonfarm, nonresidential	78,130
Agricultural	1,664
Consumer	13,600
Other	3,351

263,946
Allowance for loan losses	(3,947)

$259,999

Loans receivable include $77,000 in overdraft demand deposit accounts at December 31, 2009.

The Company had no subprime residential loans at December 31, 2010 or 2009.

Note 5. Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) guidance for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, (ii) guidance for Receivables, which requires that losses be accrued based on the differences between the present value of future cash flows, value of collateral, or values that are observable in the market, and the loan balance, and (iii) guidance allowing a creditor to use existing methods for recognizing interest income on an impaired loan.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan identified as losses and deemed uncollectible by management are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions and environmental factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the discounted cash flows, collateral value, or observable market price of the loan is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor is applied to each group’s loan balances to determine the allocation. In 2010, the loss ratio factor is based on average loss history for the current year and two prior years while in 2009 the factor was based on average loss history for the current year and three prior years. The historic loss period has been shortened from 2008 to 2010 to ensure the most relevant data is being used in the model following the economic recession, anemic recovery, current economic conditions and local economic forecasts.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Qualitative and environmental factors include external risk factors that management believes affect the overall lending environment of the Company. Environmental factors that management of the Company routinely analyze include levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting practices, experience, ability, and depth of lending management and staff, national and local economic trends and conditions such as unemployment rates, and housing statistics, banking industry conditions, and the effect of changes in credit concentrations.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The following table presents activity in the allowance for credit losses for the year-ended December 31, 2010 on a portfolio segment basis. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Commercial Real Estate	Consumer	Residential Prime	Agricultural & Raw Land	Total
Allowance for loan losses:
Beginning balance	$337,410	$1,667,473	$230,700	$1,645,957	$65,485	$3,947,025
Charge-offs	(275,738)	(735,654)	(104,484)	(1,795,087)	—	(2,910,963)
Recoveries	30,434	300	35,052	942	—	66,728
Provisions	235,235	708,023	61,164	3,039,363	1,215	4,045,000

Ending balance	$327,341	$1,640,142	$222,432	$2,891,175	$66,700	$5,147,790

Ending balances:
Individually evaluated for impairment	$72,541	$724,842	$—	$1,336,774	$—	$2,134,157

Collectively evaluated for impairment	$254,800	$915,300	$222,432	$1,554,401	$66,700	$3,013,633

Loans receivable:
Ending balance—total	$18,910,125	$90,664,395	$11,758,153	$127,669,321	$13,703,678	$262,705,672

Ending balances:
Individually evaluated for impairment	$460,066	$8,870,708	$—	$16,437,447	$599,969	$26,368,190

Collectively evaluated for impairment	$18,450,059	$81,793,687	$11,758,153	$111,231,874	$13,103,709	$236,337,482

The changes in the allowance for loans losses for 2009 are as follows:

Balance, January 1, 2009	$3,780,725
Provision charged to expense	1,790,000
Recoveries of amounts charged off	149,684
Amounts charged off	(1,773,384)

Balance, December 31, 2009	$3,947,025

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management assesses for possible loan impairment on a quarterly basis. Our impairment review includes examining factors such as the loan balance, payment status, recent payment history, principal curtailment on lines of credit, extensions granted, risk rating, maturity date advancement, and the probability of collecting scheduled principal and interest payments when due. A loan may be considered impaired by management, and still be expected to have full repayment of both principal and interest, but not according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for potential loss exposure. Accordingly, the Company does not generally separately identify individual consumer and residential loans for impairment disclosures.

Cash payments received for individually evaluated impaired loans are recorded according to the accrual status of the loan. If the impaired loan is on nonaccrual status, payments are applied to the principal balance. Otherwise the payment is applied according to its contractual terms.

The following table presents impaired loans in the segmented portfolio categories as of December 31, 2010. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$221,963	$—
Commercial Real Estate	6,035,073	6,034,870	—	3,441,580	366,095
Residential—Prime	10,892,080	10,894,976	—	9,717,616	279,079
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691
With an allowance recorded:
Commercial	$460,066	$460,066	$72,541	$683,174	$—
Commercial Real Estate	2,835,739	2,835,838	724,842	1,494,664	110,159
Residential—prime	5,538,233	5,542,471	1,336,774	3,777,164	387,956
Total:
Commercial	$460,066	$460,066	$72,541	$905,136	$—
Commercial Real Estate	8,870,812	8,870,708	724,842	4,936,244	476,254
Residential—Prime	16,430,313	16,437,447	1,336,774	13,494,780	667,035
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691

The disaggregation of impaired loans was not required to be retrospectively applied to 2009. The following is a summary of information pertaining to impaired and nonperforming loans at December 31, 2009.

2009
Impaired loans without a valuation allowance	$12,056,395
Impaired loans with a valuation allowance	6,526,126

Total impaired loans	$18,582,521

Valuation allowance related to impaired loans	$1,484,740

Nonaccrual loans	$10,558,464
Loans past due ninety days or more still accruing	1,666,758

$12,225,222

Average investment in impaired loans	$15,264,284

Interest income recognized for the year	$254,351

Interest income recognized on a cash basis for the year	$12,398

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$105,853	$—	$460,066	$565,919	$18,344,206	$18,910,125	$—
Commercial Real Estate	1,046,709	1,398,370	3,584,896	6,029,975	84,634,420	90,664,395	2,899,837
Consumer	202,065	55,450	33,108	290,623	11,467,530	11,758,153	—
Residential—Prime	4,669,092	1,539,408	9,901,533	16,110,033	111,559,288	127,669,321	2,364,886
Agricultural & Raw Land	—	72,000	37,411	109,411	13,594,267	13,703,678	37,324

Total	$6,023,719	$3,065,228	$14,017,014	$23,105,961	$239,599,711	$262,705,672	$5,302,047

Loans are generally placed in nonaccrual status when, in management’s opinion, the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments on nonaccrual loans are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments accordingly to contractual terms and future payments are reasonably assured. The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of December 31, 2010.

2010
Commercial	$460,066
Commercial Real Estate	1,228,021
Consumer	17,244
Residential—Prime	7,218,796

Total	$8,924,127

The Company uses several metrics as Credit Quality Indicators of current or potential risks in our loan portfolio. These indicators include, but are not limited to, credit bureau reports, loan-to-value ratios, internal risk ratings, current financial information, historic payment experience, economic conditions, and trends in net charge-offs and nonperforming loans. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, every loan is assigned a risk rating grade at the time of loan origination. The risk ratings are formally reviewed for appropriateness over the life of the loan on an annual basis. The formal review occurs during the fourth quarter to correspond to the Company’s fiscal year-end. In addition, quarterly reviews occur for specific loans identified by loan administration to ensure loans with potential material impact are captured on an interim basis. These processes historically provide a predictive element to assist management in our efforts to quantify losses. The quarterly review is an important process to accurately identify impaired loans, a critical component in the allowance for loan losses calculation. The Company uses the following definitions for the internal risk rating grades, listed from the least risk to the highest risk.

Excellent: The borrower is typically a long established, well seasoned company with a significant market position. It possesses unquestioned asset quality, liquidity, and excellent sales and earning trends. Leverage, if present, is well below industry norms. Borrower appears to have capacity to meet all of its obligations under almost any circumstances. Management has extensive experience and depth.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

Good: The borrower demonstrates a strong and liquid financial condition based upon current financial information and qualifies to borrow on an unsecured basis under most circumstances. If borrowing is secured, collateral is readily marketable and amply margined. Repayment sources are well defined and more than adequate. Credit checks and prior lending experiences with the Company, if any, are fully satisfactory. The borrower’s cash flow comfortably exceeds total current obligations.

Satisfactory: The borrower provides current financial information reflecting a satisfactory financial condition and reasonable debt service capacity. If borrowing is secured, collateral is marketable, adequately margined at the present time, and expected to afford coverage to maturity. Repayment understandings are documented, sources are considered adequate, and repayment terms are appropriate. Credit checks and prior experience, if any, are satisfactory. The borrower is usually established and is attractive to other lenders. The borrower’s balance sheet is stable and sales and earnings are steady and predictable.

Acceptable: While clearly an acceptable credit risk to the Company, the borrower will generally demonstrate a higher leveraged, less liquid balance sheet and capacity to service debt, while steady, may be less well-defined. Repayment terms may not be appropriate for individual transactions. Borrower is generally acceptable to other borrowers; however, secured borrowing is the norm. Collateral marketability and margin are acceptable at the present time but may not continue to be so. Credit checks or prior experience, if any, reveals some, but not serious, slowness in paying. If a business, its management experience may be limited or have less depth than a Satisfactory borrower. Sensitivity to economic or credit cycles exists, and staying power could be a problem.

Special Mention: While loans to a borrower in this rating category are currently protected (no loss of principal or interest envisioned), they may pose undue or unwarranted credit risks if weaknesses are not checked or corrected. Weaknesses may be limited to one or several trends or developments. Weaknesses may include one or more of the following: a potentially over-extended financial condition, a questionable repayment program, an uncertain level of continuing employment or income, inadequate or deteriorating collateral, inadequate or untimely financial information, management competence or succession issues, a high degree of vulnerability to outside forces.

Substandard: Assets in this category are inadequately protected by the current creditworthiness and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Nonaccrual loans, reduced-earnings loans, and loans to borrowers engaged in bankruptcy proceedings are automatically rated Substandard or lower.

Doubtful: A loan rated Doubtful has all of the weaknesses inherent in one rated Substandard with the added characteristic that the weakness may make collection or liquidation in full, on the basis of currently existing facts, highly improbable. A Doubtful rating generally is used when the amount of loss can be projected and that projection exceeds one-third of the balance of outstanding debt but does not exceed two-thirds of that balance. A Doubtful rating is generally applied when the likelihood of significant loss is high.

Loss: A Loss rating should be applied when the borrower’s outstanding debt is considered uncollectible or of such little value that its continuance as bankable asset is not warranted. This rating does not suggest that there is absolutely no recovery or salvage value, but that it is not practical or desirable to defer writing off the debt even though a partial recovery may be affected in the future. The Company had no loans assigned a Loss rating at December 31, 2010.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2010.

	Commercial	Commercial Real Estate	Residential—Prime	Agricultural & Raw Land
Internal Risk Rating Grades:
Satisfactory or better	$10,743,831	$44,410,458	$56,582,438	$7,307,866
Acceptable	5,920,642	33,882,816	36,074,178	5,442,991
Special Mention	1,437,766	4,652,366	8,948,399	72,000
Substandard	807,886	7,718,755	26,064,306	880,821

Total	$18,910,125	$90,664,395	$127,669,321	$13,703,678

Consumer
Internal Risk Rating Grades:
Performing	$11,725,045
Nonperforming	33,108

Total	$11,758,153

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2010	2009
Land	$2,307,853	$2,307,853
Buildings and improvements	6,732,001	6,722,905
Furniture and equipment	3,187,180	3,180,897

	12,227,034	12,211,655
Less accumulated depreciation	4,565,711	4,153,363

	$7,661,323	$8,058,292

Depreciation expense for 2010 and 2009 was $540,577 and $548,165, respectively.

Lessee Activities

In 2010 and 2009, the Bank leased out a portion of its loan administration facility to a third party. The annually renewable lease calls for monthly lease payments of $750. Rental income received related to this lease was $9,000 in both 2010 and 2009.

In November 2010, the Bank leased out a portion of a branch facility to a third party. The five year lease calls for monthly lease payments of $2,000 plus cleaning services for the first two years of the lease. The lease payments incrementally increase in years three through five. Rental income received related to this facility in 2010 was $4,000.

The Bank leases office space to Mountain Valley Title Insurance Agency, LLC in the amount of $6,000 annually and paid quarterly and to Rockbridge Title Services, LLC in the amount of $6,000 annually and paid quarterly. Both of these companies are related party interests.

Notes to Consolidated Financial Statements

Note 6. Property and Equipment, continued

Lessee Activities, continued

The Bank recognized rental income from leasing various other real estate owned properties to tenants. The lease contracts are short-term in the event the property sells and call for monthly payments. Rental income received related to this activity in 2010 was $19,628 and $36,908 in 2009 and is shown net of foreclosed asset expenses on the consolidated statements of operations.

Aggregate rental income for 2010 and 2009 was $44,628 and $57,908, respectively.

Lessor Activities

The Bank leases locations for automated teller machines, equipment and parking facilities under various operating leases that call for annual payments as follows:

2011	$4,016
2012	3,716
2013	2,286
2014	—
2015	—

$10,018

Aggregate rental expense for 2010 and 2009 was $11,768 and $14,310, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $71,411,860 and $70,055,203, respectively.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$120,948,168
2012	25,445,704
2013	6,886,366
2014	7,367,659
2015	31,341,495
Thereafter	—

$191,989,392

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2010, these facilities from correspondent banks included unsecured lines of credit and repurchase agreement lines of credit totaling $18,000,000. At December 31, 2010 and 2009, the Company had no outstanding balance against these lines.

The Company has a secured line of credit of approximately $12,900,000 with the Federal Home Loan Bank of Atlanta. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At December 31, 2010, a $6,000,000 letter of credit in favor of the Commonwealth of Virginia-Treasury Board, to secure public deposits, was utilized from this line of credit,

Notes to Consolidated Financial Statements

Note 8. Short-Term Debt, continued

reducing the available credit for secondary liquidity needs to $6,900,000. With a 110% collateral pledging requirement, this would leave the Company approximately $6,275,000 for secondary liquidity needs. No balance was outstanding on this line at December 31, 2010 or 2009. Advancing the maximum available credit could require the pledging of additional collateral.

The Company has an established a $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at December 31, 2010 or 2009.

Note 9. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Fair Amount	Carrying Value	Fair Amount	Carrying Value
Financial assets
Cash and due from banks	$6,232	$6,232	$7,508	$7,508
Interest-bearing deposits with banks	12,691	12,691	2,045	2,045
Federal funds sold	1,728	1,728	7,272	7,272
Investment securities, available for sale	15,043	15,043	16,090	16,090
Investment securities, held to maturity	100	100	100	100
Restricted equity securities	581	581	581	581
Loans, net	256, 398	257,558	259,999	259,974
Accrued interest receivable	1,339	1,339	1,253	1,253
Financial liabilities
Deposits	284,726	281,048	279,840	282,474
Accrued interest payable	520	520	685	685
Unused commitments	—	—	—	—

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

Notes to Consolidated Financial Statements

Note 9. Fair Values of Financial Instruments, continued

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

Fair Value Hierarchy

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

Level 1: Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain real estate acquired through or in lieu of foreclosure and impaired loans.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active or over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of

Notes to Consolidated Financial Statements

Note 9. Fair Values of Financial Instruments, continued

Loans, continued

interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the guidance on Receivables. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2010 and 2009, substantially all impaired loans were evaluated based upon the fair value of collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are recorded at the lower of investment in the loan or fair value at acquisition. During the holding phase, foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based on independent observable market prices or appraised values of the collateral, which the Company considers to be level 2 inputs. When the appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Government-sponsored enterprises	$6,135	$—	$6,135	$—
State and municipal securities	8,856	—	8,856	—
Corporate securities	52	52	—	—

Total assets at fair value	$15,043	$52	$14,991	$—

(In Thousands) December 31, 2009
Investment securities available for sale:
U.S. Treasury securities	$503	$503	$—	$—
Government-sponsored enterprises	8,455	—	8,455	—
State and municipal securities	7,086	—	7,086	—
Corporate securities	46	46	—	—

Total assets at fair value	$16,090	$549	$15,541	$—

Notes to Consolidated Financial Statements

Note 9. Fair Values of Financial Instruments, continued

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are included in the tables below.

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$841	$—	$841	$—
Construction and land development	1,043	—	—	1,043
Real estate—Residential, 1-4 families	2,709	—	1,369	1,340
Real estate—Nonfarm, nonresidential	2,111	—	368	1,743

Total Impaired Loans	6,704	—	2,578	4,126
Other real estate owned	1,851	—	1,851	—

Total assets at fair value	$8,555	$—	$4,429	$4,126

(In Thousands) December 31, 2009
Impaired loans:
Commercial	$543	$—	$543	$—
Construction and land development	1,494	—	1,494	—
Real estate—Residential, 1-4 families	2,067	—	2,067	—
Real estate—Nonfarm, nonresidential	937	—	644	293

Total Impaired Loans	5,041	—	4,748	293
Other real estate owned	1,322	—	1,322	—

Total assets at fair value	$6,363	$—	$6,070	$293

Transfers into Level 3 during the years ended December 31, 2010 and 2009 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. During 2010 and 2009, loans transferred out of Level 3 occurred when impairment status was eliminated. For the years ended December 31, 2010 and 2009 , the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009
	Impaired Loans	Impaired Loans
Balance, January 1	$293	$3,794
Reclassification adjustment	—	(2,588)

Adjusted balance, January 1	293	1,206
Included in earnings	(285)	(89)
Transfers into Level 3	6,995	392
Transfer out of Level 3	(2,726)	(1,213)
Principal reductions	(151)	(3)

Balance, December 31	$4,126	$293

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Notes to Consolidated Financial Statements

Note 10. Earnings Per Share

The following table details the computation of basic and diluted earnings (loss) per share for each year ended December 31.

	2010	2009
Net income (loss) available to common stockholders	$(117,417)	$764,074

Weighted average common shares outstanding, basic	1,248,142	1,245,409
Effect of dilutive securities, options	—	—

Weighted average common shares outstanding, diluted	1,248,142	1,245,409

Basic earnings (loss) per share	$(0.09)	$0.61

Diluted earnings (loss) per share	$(0.09)	$0.61

The Company’s 1999 Stock Option Plan expired on December 22, 2009. No restricted stock grants or options have been granted under the 2009 Incentive Plan. Therefore, at December 31, 2010 and 2009, the Company had no potentially dilutive securities outstanding.

Note 11. Benefit Plans

Stock Based Compensation

The Company’s 1999 Stock Option Plan (the “Plan”) provided for the issuance of 10,000 options to its employees to purchase shares of the Company’s common stock. Prior to 2009, all options reserved under the plan had been granted and on December 22, 2009, the Plan expired. All outstanding options vested prior to January 1, 2009. Therefore, no compensation expense was recognized in 2009. There was no unrecognized compensation cost at December 31, 2009.

The Company maintains a 2009 Incentive Stock Plan (“2009 Incentive Plan”) that provides for restricted stock grants and options up to 50,000 shares for key employees of the Company, to be issued at no less than the current market price at the time of the grant or option. The maximum number of shares with respect to which awards may be granted in any calendar year is 15,000 shares. The plan expires May 13, 2019 unless all shares are granted prior to the expiration date. No restricted stock grants or options have been granted under the 2009 Incentive Plan during 2010 or 2009.

A summary of the Company’s stock option activity, and related information for the years ended December 31, is as follows:

Granted and Outstanding
Balance, December 31, 2008	4,700
Granted	—
Exercised	—
Forfeited	—
Expired	(4,700)

Balance, December 31, 2009	—
Granted	n/a
Exercised	n/a
Forfeited	n/a
Expired	n/a

Balance, December 31, 2010	n/a

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Stock Based Compensation, continued

Additional information relating to the Stock Option Plan is detailed below:

	2010	2009
Outstanding options at December 31:
Number, all exercisable	n/a	—
Exercise price, beginning of the year(1)	n/a	$23.21
Exercise price, end of year(1)	n/a	—
Contractual term remaining in months(1)	n/a	—

Weighted average exercise price of options:
Granted during the year	n/a	—
Exercised during the year	n/a	—
Forfeited during the year	n/a	—
Expired during the year	n/a	$23.21

(1)	Weighted average

Defined Benefit Pension Plan

The Bank has a qualified, noncontributory, Defined Benefit Pension Plan, sponsored by the Virginia Bankers Association, covering all eligible employees with one year of service who have attained the age of twenty-one. Contributions to the plan are based on computations by independent actuarial consultants. The plan’s assets include common stock, fixed income securities, short-term investments and cash. The benefits to the participants are primarily based on years of service and earnings.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan, continued

The following table is a summary of the plan’s funded status for each year ended December 31:

	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$4,361,877	$4,299,502
Service cost	231,164	219,630
Interest cost	261,431	257,680
Actuarial (gain)/loss	435,326	(407,736)
Benefits paid	(1,517,173)	(7,199)
Settlement (gain)/loss	146,481	—

Benefit obligation at end of year	$3,919,106	$4,361,877

Change in plan assets
Fair value of plan assets at beginning of year	$3,853,538	$2,544,432
Actual return on plan assets	284,150	956,305
Employer contribution	250,000	360,000
Benefits paid	(1,517,173)	(7,199)

Fair value of plan assets at end of year	$2,870,515	$3,853,538

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning	$240,631	$238,232
Contributions	250,000	360,000
Pension cost	(475,306)	(357,601)

Prepaid (accrued) benefit cost	$15,325	$240,631

Funded status
Funded status	$(1,048,591)	$(508,339)
Unrecognized transitional net assets	—	—
Unrecognized prior service costs	787	2,671
Unrecognized net actuarial loss	1,063,129	746,299

Net amount recognized, December 31	$15,325	$240,631

Recognized on balance sheet
Other assets (deferred tax)	$361,731	$254,650
Other liabilities	(1,048,591)	(508,339)
Accumulated other comprehensive loss, net of tax benefit	702,185	494,320

Net amount recognized, December 31	$15,325	$240,631

The benefit obligation decreased from December 31, 2009 to December 31, 2010 as a result of the lump sum benefits paid to three employees who elected early retirement during 2010. The collective payouts resulted in a settlement accounting loss of $146,481, while also increasing the pension cost by $272,498, which is included in the 2010 benefit cost of $475,306.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan, continued

The following table is a summary of the assumptions and components of net periodic benefit costs for the years ended December 31:

	2010	2009
Components of net periodic benefit cost
Service cost	$231,164	$219,630
Interest cost	261,431	257,680
Expected return on plan assets	(307,909)	(203,170)
Amortization	1,884	1,530
Recognized net loss due to settlement	272,144	—
Recognized net actuarial loss	16,592	81,931

Net periodic benefit cost	$475,306	$357,601

	2010	2009
Weighted-average assumptions at December 31
Discount rate used for net periodic pension cost	6.00%	6.00%
Discount rate used for disclosure	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

The accumulated benefit obligation for the defined benefit pension plan was $2,442,831 and $3,088,680 at December 31, 2010 and 2009.

Using the same fair value hierarchy described in Note 9, the fair values of the Company’s pension plan assets, by asset category, are as follows:

December 31, 2010	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$259	$259	$—	$—
Mutual funds—equities	2,268,422	2,268,422	—	—
Mutual funds—fixed income	601,834	601,834	—	—

Total assets at fair value	$2,870,515	$2,870,515	$—	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$18,179	$18,179	$—	$—
Mutual funds—equities	2,920,576	2,920,576	—	—
Mutual funds—fixed income	914,783	914,783	—	—

Total assets at fair value	$3,853,538	$3,853,538	$—	$—

A contribution of $300,000 was made in February 2011. No additional contributions are expected in 2011.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Defined Benefit Pension Plan, continued

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2011	$9,416
2012	9,104
2013	8,986
2014	8,873
2015	33,102
2016-2020	736,803

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

The plan’s annualized performance, compared to the benchmark, is presented as follows:

	1-Year	3-Year	5-Year	10-Year
Plan return	14.47%	0.00%	3.85%	4.90%
Benchmark	14.73%	0.69%	4.04%	3.72%

Discount Rate

The process used to select the discount rate assumption takes into account the benefit cash flow and the segmented yields on high quality corporate bonds that would be available to provide for the payment of the benefit cash flow. A single effective discount rate, rounded to the nearest 0.25%, is then established that produces an equivalent discounted present value.

Asset allocation and investment strategies

The pension plan’s weighted-average asset allocations, by asset category, are as follows for the year-ended December 31:

	2010	2009
Asset Category
Mutual funds—fixed income	21%	24%
Mutual funds—equity	79%	76%
Other	—%	—%

Total	100%	100%

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

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Post Retirement Health Insurance

The Company sponsors a post retirement health care plan for certain retired employees. The health plan has an annual limitation (a “cap”) on the dollar amount of the employer’s share of the cost of covered benefits incurred by a plan participant. The retiree is responsible, therefore, for the amount by which the cost of the benefit coverage under the plan incurred during a year exceeds that cap. No health care cost increases have been factored into the health plan’s actuarial calculations due to this cap. The plan remains frozen with coverage continuing for eight existing retiree participants. The following tables summarize the Bank’s post retirement plan obligations, assets, funded status, and the assumptions and components of net periodic benefit costs using a measurement date of December 31, 2010 and 2009.

	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$181,246	$176,540
Interest cost	9,877	10,851
Actuarial loss	20,535	11,602
Benefits paid	(18,752)	(17,747)

Benefit obligation at end of year	$192,906	$181,246

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	18,752	17,747
Benefits paid	(18,752)	(17,747)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status, December 31	$(192,906)	$(181,246)
Unrecognized transition obligation	161,936	176,658
Unrecognized actuarial (gain) loss	5,287	(15,248)

Net amount recognized	$(25,683)	$(19,836)

Recognized on balance sheet
Other assets (deferred tax)	$56,856	$54,879
Other liabilities	(192,906)	(181,246)
Accumulated other comprehensive loss, net of tax benefit	110,367	106,531

Net amount recognized	$(25,683)	$(19,836)

Components of net periodic benefit cost
Interest cost	$9,877	$10,851
Amortization of net obligation at transition	14,722	14,722
Amortization of net gain	—	(612)

Net periodic postretirement benefit cost	$24,599	$24,961

Notes to Consolidated Financial Statements

Note 11. Benefit Plans, continued

Post Retirement Health Insurance, continued

The Bank expects to recognize amortization of transition obligation of $14,722 in 2011.

The discount rate assumption in determining the benefit relating to the untrended post retirement health care plan at December 31, 2010, was 4.50%. Since the post retirement health insurance benefit plan is untrended, increases and decreases in health care cost trend rates, expected rate of return on plan assets, and the rate of compensation increase is not applicable.

Employer contributions are expected to be $19,200 in 2011.

Estimated future benefit payments by the plan are as follows:

2011	$19,200
2012	18,564
2013	17,899
2014	17,210
2015	16,501
2016-2020	71,645

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and executive employees. The corresponding assets and liabilities of the plans at December 31, 2010 were $231,264 for the Director Plan and $296,378 for the Executive Plan and are held by a third party through the Virginia Bankers Association.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. All full-time employees, age 18 and older, are eligible to participate and are automatically enrolled, unless they choose to opt-out of the plan, after completing their first six months of service. The plan allows for pretax employee contributions of up to the maximum allowed by the Internal Revenue Service. In 2010 and 2009, the first 1% of employee contributions was matched 100% by the Company. The next 5% of employee contributions was matched 50% by the Company. Employer contributions to the plan amounted to $94,614 and $90,836 in 2010 and 2009, respectively.

Notes to Consolidated Financial Statements

Note 12. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) are as follows:

	2010	2009
Current
Federal	$177,245	$282,822
State	(43)	(27)

	177,202	282,795
Deferred
Federal	(392,690)	(44,720)
State	(1,758)	(1,270)

	(394,448)	(45,990)

	$(217,246)	$236,805

Rate Reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income tax expense (benefit) included in the statements of operations follows:

	2010	2009
Tax at statutory federal rate	$(113,785)	$340,299
Tax exempt interest income	(103,753)	(104,323)
Other	292	829

	$(217,246)	$236,805

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31 are summarized as follows:

	2010	2009
Deferred tax assets
Allowance for loan losses	$1,391,410	$1,125,079
Deferred compensation	146,493	137,972
Defined benefit plan	361,731	254,650
Post retirement health benefits	56,856	54,879
Investment in pass-through entities	64,173	53,054
Interest earned on nonaccrual loans	789	16,014
Foreclosed assets	100,605	67,903
Accrued unpaid compensation	45,696	49,946
Other	9,847	7,965

Deferred tax assets	2,177,600	1,767,462

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(24,390)	(62,764)
Depreciation	(310,316)	(343,268)
Accretion of discount on investment securities	(3,429)	(4,049)
Accrued pension costs	(107,211)	(166,813)
Other	(22,901)	(23,092)

Deferred tax liabilities	(468,247)	(599,986)

Net deferred tax asset	$1,709,353	$1,167,476

Notes to Consolidated Financial Statements

Note 12. Income Taxes, continued

Deferred Income Tax Analysis, continued

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

	2010	2009
Commitments to extend credit	$39,430,000	$37,478,000
Standby letters of credit	2,689,000	3,782,000

	$42,119,000	$41,260,000

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

In the normal course of business, the Company extends commitment letters to fund loans at a future date. The Company had issued approximately $3,300,000 in such commitments at December 31, 2010. However, there is no assurance that the loans will be originated and funded due to uncertainty of customer acceptance of the terms and conditions of the agreement.

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies, continued

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke, Rockbridge and Franklin counties, Virginia. At December 31, 2010 the Company had an approximate $88,000,000 loan concentration in non-owner occupied commercial real estate, construction, and lot loans. The concentration includes $79,000,000 in secured loans and $9,000,000 in loan commitments. The total commitments to extend credit presented in the financial instruments with off-balance sheet risk above include the $9,000,000 related to the non-owner occupied concentration. Of the $88,000,000 concentration, approximately $55,000,000 is related to construction, land and development, and other land loans. Of the $55,000,000 in these categories, $50,000,000 is in secured loans while $5,000,000 is in unused commitments. The $5,000,000 in unused commitments is also included in the total commitments to extend credit above. The Bank also monitors loan concentrations for large individual credit relationships to mitigate risk and ensure compliance with applicable laws.

Note 14. Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company and Bank’s actual capital amounts and ratios are also presented in the table (in thousands except for percentages).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$29,796	11.9%	$20,046	8.0%	n/a	n/a
Bank of Botetourt	$29,715	11.8%	$20,095	8.0%	$25,119	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$26,631	10.6%	$10,023	4.0%	n/a	n/a
Bank of Botetourt	$26,550	10.6%	$10,048	4.0%	$15,072	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$26,631	8.4%	$12,739	4.0%	n/a	n/a
Bank of Botetourt	$26,550	8.3%	$12,738	4.0%	$15,922	5.0%

December 31, 2009:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$30,297	11.8%	$20,497	8.0%	n/a	n/a
Bank of Botetourt	$30,264	11.8%	$20,546	8.0%	$25,682	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$27,085	10.6%	$10,248	4.0%	n/a	n/a
Bank of Botetourt	$27,045	10.5%	$10,273	4.0%	$15,409	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$27,085	8.9%	$12,242	4.0%	n/a	n/a
Bank of Botetourt	$27,045	8.8%	$12,241	4.0%	$15,301	5.0%

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or

Notes to Consolidated Financial Statements

Note 14. Regulatory Restrictions, continued

Intercompany Transactions, continued

similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2,700,000 at December 31, 2010. No 23A transactions existed between the Company and the Bank at December 31, 2010.

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

Aggregate loan transactions with related parties were as follows:

	2010	2009
Balance, beginning	$1,124,484	$1,318,616
New loans or credit line advances	4,307,343	4,793,729
Repayments	(3,422,693)	(4,987,861)

Balance, ending	$2,009,134	$1,124,484

Deposit transactions with related parties at December 31, 2010 and 2009 were insignificant.

As discussed in Note 6 Property and Equipment, the Bank had lessee activities with companies of related party interests in both 2010 and 2009.

Note 16. Dividend Reinvestment and Stock Purchase Plan

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

The following is a summary of the shares of common stock issued from dividends reinvested and optional cash purchases in 2010 and 2009.

	2010		2009
	Shares	Purchase Price	Shares	Purchase Price
First Quarter	968	$15.50	n/a	$	n/a
Second Quarter	964	15.50	n/a		n/a
Third Quarter	1,062	14.50	n/a		n/a
Fourth Quarter	1,319	12.00	762		16.75

Total Shares Issued	4,313		762

Notes to Consolidated Financial Statements

Note 17. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks	$49,883	$6,511
Investment in affiliate bank at equity	25,783,952	26,565,630
Other assets	30,846	34,187

Total assets	$25,864,681	$26,606,328

Liabilities
Total liabilities	$—	$—

Stockholders’ equity
Common stock	1,250,375	1,246,062
Additional paid-in capital	1,687,446	1,630,586
Retained earnings	23,692,067	24,208,695
Accumulated other comprehensive loss	(765,207)	(479,015)

Total stockholders’ equity	25,864,681	26,606,328

Total liabilities and stockholders’ equity	$25,864,681	$26,606,328

Statements of Operations

For the years ended December 31, 2010 and 2009

	2010	2009
Income
Dividends from affiliate bank	$490,000	$684,342

	490,000	684,342

Expenses
Operating expenses	81,604	90,384

Income before income tax benefit and equity in undistributed income of affiliate	408,396	593,958
Income tax benefit	(30,846)	(34,187)

Income before equity in undistributed income of affiliate	439,242	628,145
Equity in undistributed income (loss) of affiliate	(556,659)	135,929

Net income (loss)	$(117,417)	$764,074

Notes to Consolidated Financial Statements

Note 17. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net income (loss)	$(117,417)	$764,074
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of affiliate	556,659	(135,929)
Net (increase) decrease in other assets	3,341	(33,797)

Net cash provided by operating activities	442,583	594,348

Cash flows from investing activities
Increase in investment in affiliate bank	(61,173)	(12,764)

Net cash used in investing activities	(61,173)	(12,764)

Cash flows from financing activities
Dividends paid	(399,211)	(622,650)
Common stock issued	61,173	12,764

Net cash used by financing activities	(338,038)	(609,886)

Net increase (decrease) in cash and due from banks	43,372	(28,302)
Cash and due from banks, beginning	6,511	34,813

Cash and due from banks, ending	$49,883	$6,511

Note 18. Subsequent Events

Declaration of Cash Dividend

On January 26, 2011, the Company declared a first quarter $0.04 dividend per common share paid on February 18, 2011 to shareholders of record on February 9, 2011.

Organization

On January 26, 2011 the Board of Directors approved the transfer of Buchanan Service Corporation’s ownership interest in an investment company to Bank of Botetourt. The conveyance of ownership was effective on January 3, 2011 and did not result in a taxable event.

Legal Proceeding

In January 2011, the Bank received a bankruptcy notice from a business customer which purchases investment property. The Bank is contesting the bankruptcy and requesting the court to dismiss the case. The Bank contends that the petition was filed in bad faith and that the borrowing customer has the capacity to service the debt with cash and other assets. For the quarter-ending March 31, 2011, the Bank will reserve $525,000 for the exposure associated with the loan in the event the bankruptcy petition is approved by the court. This legal proceeding and other factors will increase the expected provision for loan losses in the first quarter of 2011.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Disclosure Committee ensures that information required to be disclosed under the Exchange Act is communicated to our Chief Executive Officer and Chief Financial Officer. Internal audits conducted by the Company’s internal audit department are reviewed by certifying officers to assist in assessing the adequacy of the Company internal controls. Based on these evaluations, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report effectively and in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Act exempted the Company from complying with Section 404(b) and our registered public accounting firm was not required to issue an attestation on our internal controls over financial reporting pursuant to rules of the Securities and Exchange Commission.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by Item 10 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2011, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2011, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2011, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2011, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2011, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the two years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the two years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the two years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits:

3(i).(1)	Restated Articles of Incorporation (filed herewith)

3(ii).(1)	Amended and restated Bylaws filed on Form 8-K on October 14, 2008

10.4(1),(2)	Change In Control Agreement filed as Exhibit 10.4 to the Form 10-SB 12G on April 30, 2002. Terminated effective November 30, 2010

10.5(1)	Defined Benefit Plan filed as Exhibit 10.5 to the Form 10-SB 12G on April 30, 2002

10.6(1),(2)	Employment Agreement filed as Exhibit 10.6 on the Form 8-K on January 5, 2010

10.7(1)	2009 Incentive Stock Plan filed as Appendix B on the Schedule 14A on March 27, 2009

10.8(1)	Dividend Reinvestment and Stock Purchase Plan filed on the Form S-3D on September 10, 2009. Replaced by Amendment No. 1 to Form S-3 filed January 11, 2011, referenced in Exhibit 10.14

10.9(1),(2)	Employment Agreement filed as Exhibit 10.9 on the Form 8-K on November 30, 2010

10.10(1),(2)	Employment Agreement filed as Exhibit 10.10 on the Form 8-K on November 30, 2010

10.11(1),(2)	Noncompete and Change of Control Agreement filed as Exhibit 10.11 on the Form 8-K on November 30, 2010

10.12(1),(2)	Confidentiality and Change of Control Agreement filed as Exhibit 10.12 on the Form 8-K on November 30, 2010

10.13(1)	2011 Annual Executive Bonus Plan filed as Exhibit 10.13 on the Form 8-K on November 30, 2010

10.14(1)	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 1 to Form S-3 January 11, 2011

13.	Annual Report to Shareholders (filed herewith)

19.	Letter to Shareholders regarding the amended Dividend Reinvestment and Stock Purchase Plan and the record date and payment date for dividends

21.	Subsidiaries of the Registrant (filed herewith)

23.	Consent of Elliott Davis, LLC (filed herewith)

24.	Power of Attorney (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Code of Ethics/Conflict of Interest Policy For Board of Directors Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.3	Code of Ethics & Professional Conduct For All Employees Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.4	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

(b)	Response to this item is the same as Item 15(a).

(c)	Response to this item is the same as Item 15(a).

(1)	Incorporated by Reference
(2)	Designates a Management Contract

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 29, 2010	By:	/S/ H. WATTS STEGER, III
	Name:	H. Watts Steger, III
	Title:	Chairman and Chief Executive Officer

	By:	/S/ MICHELLE A. ALEXANDER
	Name:	Michelle A. Alexander
	Title:	Senior Vice President and Chief Financial Officer

	By:	/S/ EDGAR K. BAKER
	Name:	Edgar K. Baker*
	Title:	Director

	By:	/S/ G. LYN HAYTH, III
	Name:	G. Lyn Hayth, III*
	Title:	Secretary of the Company, President and CEO of Bank of Botetourt, Director

	By:	/S/ JOYCE R. KESSINGER
	Name:	Joyce R. Kessinger*
	Title:	Director

By:	/S/ GERALD A. MARSHALL
Name:	Gerald A. Marshall*
Title:	Director

By:	/S/ TOMMY L. MOORE
Name:	Tommy L. Moore*
Title:	Director

By:	/S/ D. BRUCE PATTERSON
Name:	D. Bruce Patterson*
Title:	Director

By:	/S/ F. LINDSEY STINNETT
Name:	F. Lindsey Stinnett*
Title:	Director

By:	/S/ JOHN B. WILLIAMSON, III
Name:	John B. Williamson, III*
Title:	Director

*By:	/S/ MICHELLE A. ALEXANDER
Michelle A. Alexander
Attorney-In-Fact