Form 10-Q
period 2011-03-31
BOTETOURT BANKSHARES INC
filed 2011-05-12
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of May 12, 2011 was 1,251,436.

Botetourt Bankshares, Inc.

Form 10-Q

Index

Part I Financial Information

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

Part I. Financial Information

Item 1. Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

	(Unaudited) March 31, 2011	(Audited) December 31, 2010

Assets
Cash and due from banks	$7,725,034	$6,232,356
Interest-bearing deposits with banks	12,192,186	12,190,985
Federal funds sold	960,000	1,728,000

Total cash and cash equivalents	20,877,220	20,151,341
Time deposits with banks	250,000	500,000
Investment securities available for sale	14,031,079	15,042,933
Investment securities held to maturity (fair value approximates $100,000 in 2010)	—	100,000
Restricted equity securities	581,000	581,000
Loans, net of allowance for loan losses of $5,804,523 at March 31, 2011 and $5,147,790 at December 31, 2010	257,572,812	257,557,882
Property and equipment, net	7,576,221	7,661,323
Accrued income	1,194,663	1,338,662
Foreclosed assets	1,715,530	1,850,665
Other assets	4,669,844	4,700,925

Total assets	$308,468,369	$309,484,731

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$33,583,912	$33,006,463
Interest-bearing deposits	246,747,696	248,041,302

Total deposits	280,331,608	281,047,765

Accrued interest payable	507,543	520,373
Other liabilities	2,047,356	2,051,912

Total liabilities	282,886,507	283,620,050

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,251,436 issued and outstanding at March 31, 2011 and 1,250,375 shares issued and outstanding at December 31, 2010	1,251,436	1,250,375
Additional paid-in capital	1,697,790	1,687,446
Retained earnings	23,318,573	23,692,067
Accumulated other comprehensive loss	(685,937)	(765,207)

Total stockholders’ equity	25,581,862	25,864,681

Total liabilities and stockholders’ equity	$308,468,369	$309,484,731

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Three Months ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010

Interest income
Loans and fees on loans	$3,630,868	$3,969,726
Federal funds sold	380	2,050
Investment securities:
Taxable	56,215	93,408
Exempt from federal income tax	59,899	58,007
Dividend income	1,141	84
Deposits with banks	6,048	1,455

Total interest income	3,754,551	4,124,730

Interest expense
Deposits	1,066,147	1,370,612

Total interest expense	1,066,147	1,370,612

Net interest income	2,688,404	2,754,118

Provision for loan losses	1,515,000	570,000

Net interest income after provision for loan losses	1,173,404	2,184,118

Noninterest income
Service charges on deposit accounts	173,433	164,986
Mortgage origination fees	31,182	34,530
Net realized gain on sales of securities	—	1,075
Other income	299,673	280,933

Total noninterest income	504,288	481,524

Noninterest expense
Salaries and employee benefits	1,181,026	1,177,481
Occupancy and equipment expense	202,748	238,023
Foreclosed assets, net	69,695	46,328
Other expense	763,423	761,507

Total noninterest expense	2,216,892	2,223,339

Income (loss) before income taxes	(539,200)	442,303

Income tax expense (benefit)	(215,721)	126,152

Net income (loss)	$(323,479)	$316,151

Basic earnings (loss) per share	$(0.26)	$0.25

Diluted earnings (loss) per share	$(0.26)	$0.25

Dividends declared per share	$0.04	$0.08

Basic weighted average shares outstanding	1,250,870	1,246,589

Diluted weighted average shares outstanding	1,250,870	1,246,589

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(323,479)	$316,151
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	145,012	168,320
Net amortization of securities premiums	3,572	819
Provision for loan losses	1,515,000	570,000
Deferred income taxes	(209,877)	(34,350)
Net realized losses on sales of assets	19,645	6,842
Write down of other real estate owned	62,605	42,700
Changes in assets and liabilities:
Accrued income	143,999	(101,422)
Other assets	213,093	165,102
Accrued interest payable	(12,830)	(79,218)
Other liabilities	(45,392)	150,971

Net cash provided by operating activities	1,511,348	1,205,915

Cash flows from investing activities
Purchases of investment securities – available for sale	—	(500,000)
Maturity of investment securities – held to maturity	100,000	—
Maturity of investment securities – available for sale	1,128,388	1,133,333
Sale of investment securities – available for sale	—	216,075
Net decrease in time deposits with banks	250,000	—
Net increase in loans	(1,644,930)	(1,251,841)
Purchases of properties and equipment	(36,945)	(16,214)
Proceeds from sales of properties and equipment	4,500	10,300
Proceeds from sales of foreclosed assets	168,285	39,884

Net cash provided (used) by investing activities	(30,702)	(368,463)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	577,449	1,950,777
Net increase (decrease) in interest-bearing deposits	(1,293,606)	340,015
Dividends paid	(50,015)	(99,685)
Common stock issued	11,405	15,004

Net cash provided (used) by financing activities	(754,767)	2,206,111

Net increase in cash and cash equivalents	725,879	3,043,563

Cash and cash equivalents, beginning	20,151,341	16,574,586

Cash and cash equivalents, ending	$20,877,220	$19,618,149

Supplemental disclosures of cash flow information:
Interest paid	$1,078,977	$1,449,830

Income taxes paid	$—	$—

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$240,000	$457,600

Loans originated from disposition of other real estate	$125,000	$—

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2011 (Unaudited)

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

The consolidated financial statements as of March 31, 2011 and for the periods ended March 31, 2011 and 2010 included herein, have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2010, included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The balance sheet as of December 31, 2010 was extracted from the Form 10-K for the year ended December 31, 2010.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2011 was $3,550,000.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at March 31, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2011
Available for sale:
Government-sponsored enterprises	$5,389,996	$18,368	$44,010	$5,364,354
State and municipal securities	8,449,241	204,504	40,389	8,613,356
Corporate securities	1	53,368	—	53,369

	$13,839,238	$276,240	$84,399	$14,031,079

December 31, 2010
Available for sale:
Government-sponsored enterprises	$6,183,971	$21,082	$70,100	$6,134,953
State and municipal securities	8,787,227	153,948	85,351	8,855,824
Corporate securities	1	52,155	—	52,156

	$14,971,199	$227,185	$155,451	$15,042,933

Held to maturity:
State and municipal securities	$100,000	—	—	100,000

	$100,000	$—	$—	$100,000

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $500,000 were pledged as collateral on public deposits and for other purposes as required or permitted by law at March 31, 2011 and December 31, 2010.

Proceeds on the sale of investment securities amounted to $216,075 for the three months ended March 31, 2010. Gross realized gains for the period ended March 31, 2010 amounted to $1,075. There was no sales activity the first quarter of 2011.

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2011 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$920,346	$930,275
Due after one year through five years	7,337,629	7,409,364
Due after five years through ten years	5,581,262	5,638,072
Due after ten years	1	53,368

	$13,839,238	$14,031,079

Note 3. Investment Securities, continued

The following tables detail unrealized losses in and related fair values of the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Government-sponsored enterprises	$1,955,990	$44,010	$—	$—	$1,955,990	$44,010
State and municipal securities	1,820,721	40,389	—	—	1,820,721	40,389

Total temporarily impaired securities	$3,776,711	$84,399	$—	$—	$3,776,711	$84,399

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Government-sponsored enterprises	$2,223,288	$70,100	$—	$—	$2,223,288	$70,100
State and municipal securities	3,705,217	85,351	—	—	3,705,217	85,351
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,928,505	$155,451	$—	$—	$5,928,505	$155,451

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company believes that gross unrealized losses as of March 31, 2011 and December 31, 2010, which are comprised of 11 and 21 investment securities respectively, represent a temporary impairment given the credit ratings on these investment securities and the short duration of the unrealized loss. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses, which represent 0.61% of the amortized cost basis of the Company’s total investment securities, resulted from changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

Note 4. Loans Receivable

The Company segments its loan portfolio to capture the nature of credit risk inherent in its loans receivable. The major segmented components of loans at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Commercial	$18,694	$18,910
Commercial Real Estate	91,681	90,665
Consumer	11,525	11,758
Residential – Prime	127,899	127,669
Agricultural & Raw Land	13,578	13,704

	263,377	262,706
Allowance for loan losses	(5,804)	(5,148)

Total	$257,573	$257,558

Note 4. Loans Receivable, continued

Loans receivable include $155,000 and $89,000 in overdraft demand deposit accounts at March 31, 2011 and December 31, 2010, respectively.

Note 5. Allowance for Loan Losses

The following table presents activity in the allowance for credit losses for the three months ended March 31, 2011 on a portfolio segment basis. Information for prior periods was not required to be retrospectively applied or restated. Therefore certain information for prior periods is presented in a different format than the one used for 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial			Residential	Agricultural
	Commercial	Real Estate	Consumer	Prime	& Raw Land	Total

Allowance for loan losses:

Balance, January 1, 2011	$327,341	$1,640,142	$222,432	$2,891,175	$66,700	$5,147,790
Charge-offs	—	—	(36,922)	(850,628)	—	(887,550)
Recoveries	—	23,757	5,426	100	—	29,283
Provisions	(45,950)	(6,671)	36,464	1,532,685	(1,528)	1,515,000

Balance, March 31, 2011	$281,391	$1,657,228	$227,400	$3,573,332	$65,172	$5,804,523

Balance, January 1, 2010						$3,947,025
Provision charged to expense						570,000
Recoveries of amounts charged off						32,444
Amounts charged off						(1,001,214)

Balance, March 31, 2010						$3,548,255

March 31, 2011
Ending balances:
Individually evaluated for impairment	$39,091	$728,528	$—	$1,873,832	$—	$2,641,451

Collectively evaluated for impairment	$242,300	$928,700	$227,400	$1,699,500	$65,172	$3,163,072

Loans receivable:

Ending balance - total	$18,693,375	$91,681,340	$11,525,208	$127,899,175	$13,578,237	$263,377,335

Ending balances:
Individually evaluated for impairment	$1,155,595	$8,879,396	$—	$17,990,099	$599,969	$28,625,059

Collectively evaluated for impairment	$17,537,780	$82,801,944	$11,525,208	$109,909,076	$12,978,268	$234,752,276

December 31, 2010
Ending balances:
Individually evaluated for impairment	$72,541	$724,842	$—	$1,336,774	$—	$2,134,157

Collectively evaluated for impairment	$254,800	$915,300	$222,432	$1,554,401	$66,700	$3,013,633

Loans receivable:

Ending balance - total	$18,910,125	$90,664,395	$11,758,153	$127,669,321	$13,703,678	$262,705,672

Ending balances:
Individually evaluated for impairment	$460,066	$8,870,708	$—	$16,437,447	$599,969	$26,368,190

Collectively evaluated for impairment	$18,450,059	$81,793,687	$11,758,153	$111,231,874	$13,103,709	$236,337,482

Note 5. Allowance for Loan Losses, continued

The following table presents impaired loans in the segmented portfolio categories as of March 31, 2011 and December 31, 2010. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2011
With no related allowance recorded:
Commercial	$1,076,723	$1,076,207	$—	$358,908	$4,741
Commercial Real Estate	6,728,473	6,729,635	—	6,266,207	59,150
Residential - Prime	11,903,959	11,910,194	—	11,124,769	61,629
Agricultural & Raw Land	599,969	599,969	—	599,969	6,375

With an allowance recorded:
Commercial	$79,388	$79,388	$39,091	$179,818	$—
Commercial Real Estate	2,151,525	2,149,761	728,528	2,606,694	15,551
Residential - prime	6,078,327	6,079,905	1,873,832	5,524,478	109,540

Total:
Commercial	$1,156,111	$1,155,595	$39,091	$538,726	$4,741
Commercial Real Estate	8,879,998	8,879,396	728,528	8,872,901	74,701
Residential - Prime	17,982,286	17,990,099	1,873,832	16,649,247	171,169
Agricultural & Raw Land	599,969	599,969	—	599,969	6,375

December 31, 2010
With no related allowance recorded:
Commercial	$—	$—	$—	$221,963	$—
Commercial Real Estate	6,035,073	6,034,870	—	3,441,580	366,095
Residential - Prime	10,892,080	10,894,976	—	9,717,616	279,079
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691

With an allowance recorded:
Commercial	$460,066	$460,066	$72,541	$683,174	$—
Commercial Real Estate	2,835,739	2,835,838	724,842	1,494,664	110,159
Residential - prime	5,538,233	5,542,471	1,336,774	3,777,164	387,956

Total:
Commercial	$460,066	$460,066	$72,541	$905,137	$—
Commercial Real Estate	8,870,812	8,870,708	724,842	4,936,244	476,254
Residential - Prime	16,430,313	16,437,447	1,336,774	13,494,780	667,035
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2011 and December 31, 2010.

March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans Receivables	Recorded Investment > 90 Days and Accruing

Commercial	$124,453	$3,885	$673,509	$801,847	$17,891,528	$18,693,375	$—
Commercial Real Estate	1,621,546	2,099,930	4,858,435	8,579,911	83,101,429	91,681,340	400,878
Consumer	112,045	27,265	15,568	154,878	11,370,330	11,525,208	14,395
Residential – Prime	1,404,885	3,725,388	12,303,929	17,434,202	110,464,973	127,899,175	1,080,655
Agricultural & Raw Land	64,098	—	—	64,098	13,514,139	13,578,237	—

Total	$3,327,027	$5,856,468	$17,851,441	$27,034,936	$236,342,399	$263,377,335	$1,495,928

Note 5. Allowance for Loan Losses, continued

December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans Receivables	Recorded Investment > 90 Days and Accruing

Commercial	$105,853	$—	$460,066	$565,919	$18,344,206	$18,910,125	$—
Commercial Real Estate	1,046,709	1,398,370	3,584,896	6,029,975	84,634,420	90,664,395	2,899,837
Consumer	202,065	55,450	33,108	290,623	11,467,530	11,758,153	—
Residential – Prime	4,669,092	1,539,408	9,901,533	16,110,033	111,559,288	127,669,321	2,364,886
Agricultural & Raw Land	—	72,000	37,411	109,411	13,594,267	13,703,678	37,324

Total	$6,023,719	$3,065,228	$14,017,014	$23,105,961	$239,599,711	$262,705,672	$5,302,047

Loans are generally placed in nonaccrual status when, the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments on nonaccrual loans are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments according to contractual terms and future payments are reasonably assured. The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010

Commercial	$673,509	$460,066
Commercial Real Estate	3,897,557	1,228,021
Consumer	—	17,244
Residential – Prime	12,043,462	7,218,796

Total	$16,614,528	$8,924,127

The Company uses several metrics as credit quality indicators of current or potential risks as part of the ongoing monitoring of the credit quality of the Company’s loan portfolio. The credit quality indicators are periodically reviewed and updated on a case-by-case basis. The Company uses the following definitions for the internal risk rating grades, listed from the least risk to the highest risk.

Excellent: The borrower is typically a long established, well seasoned company with a significant market position. It possesses unquestioned asset quality, liquidity, and excellent sales and earnings trends. Leverage, if present, is well below industry norms. Borrower appears to have capacity to meet all of its obligations under almost any circumstances. The borrowing entity’s management has extensive experience and depth.

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

Acceptable: While clearly an acceptable credit risk to the Company, the borrower will generally demonstrate a higher leveraged, less liquid balance sheet and capacity to service debt, while steady, may be less well-defined. Repayment terms may not be appropriate for individual transactions. Borrower is generally acceptable to other lenders; however, secured borrowing is the norm. Collateral marketability and margin are acceptable at the present time but may not continue to be so. Credit checks or prior experience, if any, reveals some, but not serious, slowness in paying. If a business, its management experience may be limited or have less depth than a Satisfactory borrower. Sensitivity to economic or credit cycles exists, and staying power could be a problem.

Note 5. Allowance for Loan Losses, continued

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

Doubtful: A loan rated Doubtful has all of the weaknesses inherent in one rated Substandard with the added characteristic that the weakness may make collection or liquidation in full, on the basis of currently existing facts, highly improbable. A Doubtful rating generally is used when the amount of loss can be projected and that projection exceeds one-third of the balance of outstanding debt but does not exceed two-thirds of that balance. A Doubtful rating is generally applied when the likelihood of significant loss is high. The Company had no loans assigned a Doubtful rating at March 31, 2011 or December 31, 2010.

Loss: A Loss rating should be applied when the borrower’s outstanding debt is considered uncollectible or of such little value that its continuance as bankable asset is not warranted. This rating does not suggest that there is absolutely no recovery or salvage value, but that it is not practical or desirable to defer writing off the debt even though a partial recovery may be affected in the future. The Company had no loans assigned a Loss rating at March 31, 2011 or December 31, 2010.

For the consumer segment of the loan portfolio, the Company uses the following definitions:

Nonperforming: Loans on nonaccrual status plus loans greater than ninety days past due still accruing interest.

Performing: All current loans plus loans less than ninety days past due.

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of March 31, 2011 and December 31, 2010.

March 31, 2011

	Commercial	Commercial Real Estate	Residential - Prime	Agricultural & Raw Land

Internal Risk Rating Grades:
Satisfactory or better	$10,744,915	$43,357,649	$64,067,707	$7,156,680
Acceptable	5,648,023	33,776,786	34,552,122	5,468,737
Special Mention	764,121	4,562,929	5,993,086	72,000
Substandard	1,536,316	9,983,976	23,286,260	880,820

Total	$18,693,375	$91,681,340	$127,899,175	$13,578,237

				Consumer

Internal Risk Rating Grades:
Performing				$11,510,834
Nonperforming				14,374

Total				$11,525,208

Note 5. Allowance for Loan Losses, continued

December 31, 2010

	Commercial	Commercial Real Estate	Residential - Prime	Agricultural & Raw Land

Internal Risk Rating Grades:
Satisfactory or better	$10,743,831	$44,410,458	$62,905,204	$7,307,866
Acceptable	5,920,642	33,882,816	36,074,178	5,442,991
Special Mention	1,437,766	4,652,366	8,948,399	72,000
Substandard	807,886	7,718,755	19,741,540	880,821

Total	$18,910,125	$90,664,395	$127,669,321	$13,703,678

				Consumer

Internal Risk Rating Grades:
Performing				$11,725,045
Nonperforming				33,108

Total				$11,758,153

One loan’s internal risk rating grade was misclassified in the Residential-Prime segment at December 31, 2010. This error was discovered and corrected in the first quarter of 2011. The December 31, 2010 tabular presentation above includes this revision to allow for comparability to March 31, 2011.

Note 6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if option contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The number of shares for basic and diluted earnings per share were the same, 1,250,870, for the quarter-ended March 31, 2011 and the same, 1,246,589, at March 31, 2010, as the Company has no potentially dilutive securities outstanding.

Note 7. Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$(323,479)	$316,151
Other comprehensive income (loss):
Net change in unrealized appreciation on investment securities available for sale, net of taxes $(38,374) in 2011 and $(26,047) in 2010	79,270	50,561
Reclassified securities gains realized, net of taxes $0 in 2011 and $365 in 2010	—	(710)

Total comprehensive income (loss)	$(244,209)	$366,002

Note 8. Commitments and Contingencies

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

Note 8. Commitments and Contingencies, continued

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2011 and December 31, 2010 is as follows:

	2011	2010

Commitments to extend credit	$38,886,000	$39,430,000
Letters of credit	2,679,000	2,689,000

Total Credit Commitments	$41,565,000	$42,119,000

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

Note 9. Benefit Plans

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

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the three months ended are as follows:

	Pension Benefits Three Months Ended March 31,
	2011	2010

Service cost	$65,464	$57,790
Interest cost	53,824	65,358
Expected return on plan assets	(57,318)	(76,977)
Amortization of net obligation at transition	—	—
Amortization of prior service cost	197	383
Amortization of net loss	9,276	4,148

Net periodic benefit cost	$71,443	$50,702

Employer Contributions

The Company paid a $300,000 contribution to the Defined Pension Plan during the first quarter of 2011. No additional contributions are expected in 2011.

Note 10. Fair Value

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

There were no significant transfers to or from Levels 1 and 2 during the reporting period ended March 31, 2011. The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) March 31, 2011	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Government-sponsored enterprises	$5,364	$—	$5,364	$—
State and municipal securities	8,614	—	8,614	—
Corporate securities	53	53	—	—

Total assets at fair value	$14,031	$53	$13,978	$—

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Government-sponsored enterprises	$6,135	$—	$6,135	$—
State and municipal securities	8,856	—	8,856	—
Corporate securities	52	52	—	—

Total assets at fair value	$15,043	$52	$14,991	$—

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

(In Thousands) March 31, 2011	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial	$40	$—	$40	$—
Commercial Real Estate	1,422	—	777	645
Consumer	—	—	—	—
Residential – Prime	4,206	—	3,512	694
Agricultural & Raw Land	—	—	—	—

Total Impaired Loans	5,668	—	4,329	1,339
Other real estate owned	1,716	—	1,716	—

Total assets at fair value	$7,384	$—	$6,045	$1,339

Note 10. Fair Value, continued

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$387	$—	$387	$—
Commercial Real Estate	2,111	—	368	1,743
Consumer	—	—	—	—
Residential - Prime	4,206	—	1,823	2,383
Agricultural & Raw Land	—	—	—	—

Total Impaired Loans	6,704	—	2,578	4,126
Other real estate owned	1,851	—	1,851	—

Total assets at fair value	$8,555	$—	$4,429	$4,126

Transfers into Level 3 during the quarter ended March 31, 2011 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the three months ended March 31, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

	2011	2010
	Impaired Loans	Impaired Loans

Balance, January 1	$4,126	$293
Included in earnings	(1,319)	(6)
Transfers into Level 3	10	711
Transfer out of Level 3	(1,478)	(287)

Balance, March 31	$1,339	$711

Transfers from Level 3 to Level 2 during the quarter resulted after the receipt of updated appraisals to determine loss exposure on certain impaired loans. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$7,725	$7,725	$6,232	$6,232
Interest-bearing deposits with banks	12,442	12,442	12,691	12,691
Federal funds sold	960	960	1,728	1,728
Investment securities, available for sale	14,031	14,031	15,043	15,043
Investment securities, held to maturity	—	—	100	100
Restricted equity securities	581	581	581	581
Loans, net	257,573	256,256	257,558	256,398
Accrued interest receivable	1,195	1,195	1,339	1,339

Financial liabilities
Deposits	280,332	283,759	281,048	284,726
Accrued interest payable	508	508	520	520
Unused commitments	—	—	—	—

Note 10. Fair Value, continued

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

Note 11. Dividend Reinvestment and Stock Purchase Plan

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

The following is a summary of the shares of common stock issued from dividends reinvested and optional cash purchases.

	2011		2010
	Shares	Purchase Price	Shares	Purchase Price

First Quarter	1,061	$10.75	968	$15.50

Total Shares Issued	1,061		968

Note 12. Recent Accounting Pronouncements and Future Accounting Considerations

The following is a summary of recent authoritative announcements.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 4 and Note 5.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Note 12. Recent Accounting Pronouncements and Future Accounting Considerations, continued

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 13. Subsequent Events

Suspended Cash Dividend

On April 27, 2011, the Company’s Board of Directors voted to suspend the quarterly cash dividend until earnings performance improves.

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

Critical Accounting Policy

For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The net loss for the quarter ended March 31, 2011 amounted to $(323,479) compared to net income of $316,151 for the same period last year, representing a decrease of $639,630 or 202.32%. Both basic and diluted earnings per share decreased $0.51 from $0.25 at March 31, 2010 to $(0.26) at March 31, 2011. The decrease in net income is primarily due to a higher provision for loan losses and lower net interest income, primarily resulting from the reversal of loan interest income on loans placed on nonaccrual status during the period.

Interest-earning assets decreased $6,032 to $291,391,600 at March 31, 2011 from $291,397,632 at March 31, 2010. Total interest income decreased in the first three months of 2011 as compared to the first three months of 2010 due primarily to a decrease in fees on loans and a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio. Interest-bearing liabilities decreased $2,725,671 to $246,747,696 at March 31, 2011 from $249,473,367 at March 31, 2010. Interest expense decreased during the period due to interest-bearing deposits repricing at lower interest rate levels. Net interest income for the three months ended March 31, 2011 decreased by $65,714 compared to the same time period in 2010.

The provision for loan losses was $1,515,000 for the three months ended March 31, 2011 and $570,000 for the three months ended March 31, 2010. Net charge-offs for the three months ended March 31, 2011 amounted to $859,000 compared to $969,000 for the same time period in 2010. The net charge-offs in the first quarter were primarily the result of problem loans for land, lots, and investment rental properties associated with two different borrowers. The loans were previously identified as impaired with specific reserve amounts. The negative trend in charge-offs is anticipated to continue in 2011 until real estate values and the volume of real estate sales activity significantly improves. These charge-off trends are considered in the quarterly review of the allowance for loan losses and have a negative impact on the allowance for loan losses as they reduce the levels of reserves.

Bank management elected to increase the provision for loan losses in the first quarter of 2011 in response to high levels of impaired loans and loan delinquencies, a stale local real estate and housing market, especially in the Smith Mountain Lake portion of our service area, the slow pace of the economic recovery, and other general economic and industry uncertainties. Given the current real estate climate in which we operate and to ensure the most relevant data is being used in the allowance for loan losses estimation model, the model’s historical loss period, including the current year, is three years. (A more detailed description of that model can be found under “Allowance for Loan Losses” in the Company’s Form 10-K, filed March 29, 2011.) Impaired loans remain at higher levels than in normal economic times. The loss exposure related to the underlying collateral values of collateral dependent loans was calculated by management based on current and adjusted appraisals. To a lesser extent, management performs discounted cash flow analysis on non-collateral dependent loans. During the first quarter, the bank received a bankruptcy notice from a business customer and reserved $525,000 for exposure associated with its financed investment properties. The general component of the model covers potential losses from non-impaired loans based on historical loss experience. For the unallocated component, a thorough economic analysis is performed internally. Economic statistical data is obtained from a professional third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the financial impact of the current and forecasted economic trends. The allowance for loan losses represents management’s estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. Management continually evaluates the adequacy of the loan loss reserve and believes the provision and the resulting allowance for loan losses are adequate and appropriate for the overall risk in the portfolio. However, should economic conditions stagnate or worsen, especially slow real estate sales or continued depreciation of real estate values, our customer base in this sector may continue to struggle, potentially necessitating more increases to the allowance for loan losses.

Noninterest income increased by 4.73% to $504,288 for the three months ended March 31, 2011 compared to $481,524 for the three months ended March 31, 2010. The increase is primarily attributed to income generated from service charges on deposit accounts such as overdraft fees and debit and credit card related income, offset by a slight decrease in mortgage origination fees. For the three months ended March 31, 2011, noninterest expense decreased by $6,447 or 0.29%, to $2,216,892 compared to $2,223,339 at March 31, 2010. The decrease is primarily a result of a decrease in occupancy and equipment expense, offset by an increase in expenses related to foreclosed assets.

Financial Condition

Overall loan demand has been soft in our operating markets during the first quarter of 2011. Total loans increased $671,663 during the three months ended March 31, 2011. Deposits decreased by $716,157. The slight increase in loans combined with the decrease in deposits reduced liquid funds by $1,016,799, which were held as interest-bearing deposits with banks and federal funds sold. At March 31, 2011 federal funds sold and interest-bearing deposits with banks amounted to $13,402,186 compared to $14,418,985 at December 31, 2010. Investment securities, including restricted equity securities, decreased $1,111,854 as a result of maturing investment securities. Given the current interest rate environment and investment opportunities, management elected to invest primarily in the overnight market. Total assets decreased by $1,016,362 from $309,484,731 at December 31, 2010 to $308,468,369 at March 31, 2011.

Stockholders’ equity totaled $25,581,862 at March 31, 2011 compared to $25,864,681 at December 31, 2010. The $282,819 decrease during the period was the result of the net loss for the three months, dividends paid for the period, offset by an increase in the market value of securities that are classified as available for sale and common stock issued under the Dividend Reinvestment and Stock Purchase Plan.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $18,330,058 at March 31, 2011 and $10,774,792 at December 31, 2010. The increase is primarily due to the overall increase in nonaccrual loans described below. Although this represents a substantial increase in nonperforming assets, we believe most of these loans are fully secured by collateral that will cover the principal amount of the loan. Foreclosed assets consisted of nine properties totaling $1,715,530 at March 31, 2011. During the first quarter of 2011, the Bank foreclosed on one property and sold two foreclosed properties. The net loss on the sale of these properties were $19,245. Additionally, the bank expensed a writedown on foreclosed properties in the amount of $62,605. All foreclosed properties are currently being marketed for sale and no additional material loss is anticipated. The Bank had approximately $256,000 in loans secured by 1-4 family residential properties in the process of formal foreclosure at March 31, 2011.

Nonaccrual loans were $16.6 million at March 31, 2011 and $8.9 million at December 31, 2010. The new additions to nonaccrual loans during the first quarter of 2011 amounted to $9.9 million and were primarily comprised of businesses with loans in the commercial, commercial real estate, and residential loan segments of our portfolio. The increase in nonaccrual loans resulted in the reversal of approximately $263,000 of interest income, which had an adverse impact on earnings for the period. In addition, total nonaccrual loan balances have significantly increased our nonearning assets, which will continue to have a financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms. Many of these loans that become nonaccrual in the first quarter were already on our watch list but were performing under the original or revised loan terms. In the first quarter, a number of borrowers failed to satisfy loan requirements, broken promises to Bank management, or otherwise failed to perform, placing the loans in nonaccrual status.

Loans, including troubled debt restructurings, are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. A loan that is placed as nonaccrual does not mean that we will not recover much of or all the principal balance due. In most cases, we have a secured interest in collateral, such as real property or equipment. Sales of the collateral will not always cover the full loan amount, but it should offset much of this risk. We recognize the real estate collateral may be difficult to liquidate at desired values in the current economic climate. Additionally, the sale of our collateral could be a slow process and further hampered by the sales efforts of similar properties of other lenders in the same market. A significant number of our employees continue to be focused on our asset quality issues.

Impaired loans amounted to $28.6 million at March 31, 2011 compared to $26.4 million at December 31, 2010. The review of our loan portfolio in the first quarter of 2011 identified additional credits as impaired, increasing the overall balance of impaired loans. The specific reserve component of the allowance for loan losses increased by $507,000 from December 31, 2010 to March 31, 2011. Loss exposure at March 31, 2011 increased following the charge-off of certain loans with specific reserves and an updated calculation of loss exposure after obtaining current appraisals on collateral securing a significant number of impaired loans in the portfolio. At March 31, 2011, $2.6 million, or 44.8%, of the $5.8 million total allowance for loan losses was allocated for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms. We will take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

The Bank continues to make a conscious effort to attempt work-out loan situations with past due customers. In some cases, loan restructuring is appropriate. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. At March 31, 2011, troubled debt restructurings totaled $7,915,000, and were spread among all loan categories. In no case was principal forgiven. However, in certain instances, principal payments have been deferred. Interest rates on a majority of these loans were at prevailing market rates, with only mild concessions given on interest rate reductions from the original terms. At March 31, 2011, $2,761,000 of troubled debt restructurings was on nonaccrual status. Bank management supports a philosophy of working with its customers during this phase of the economic cycle to exhaust plausible options. We have had some general success with our efforts in the past, although the current trend is moving towards mixed results.

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

At March 31, 2011, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.5% compared to 10.6% at December 31, 2010. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 10.5% at March 31, 2011 and 10.6% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

At March 31, 2011, the Bank’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.7% compared to 11.8% at December 31, 2010. The Company’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.8% at March 31, 2011 compared to 11.9% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum leverage ratio of 8.0%.

At March 31, 2011, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.5% compared to 8.3% at December 31, 2010. At March 31, 2011, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.5% compared to 8.4% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum leverage ratio of 4.0%.

Management believes, as of March 31, 2011 that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. During the first quarter of 2011 the Bank’s liquidity remained relatively constant given soft loan demand, investments called prior to maturity, and slight reduction in deposits. With limited attractive investment opportunities, the Bank’s interest-bearing deposits with banks was $12.4 million at March 31, 2011 compared to $12.7 million at December 31, 2010, as the Bank held funds with the Federal Reserve Bank of Richmond to earn interest income on excess reserves. The Bank uses cash and federal funds sold to meet its daily funding needs. If funding needs are met through holdings of excess cash and federal funds, then profits might be sacrificed as higher-yielding investments are foregone in the interest of liquidity. Therefore management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level. Federal funds lines and repurchase agreement lines available from correspondent banks totaled $18.0 million at March 31, 2011 and December 31, 2010. There were no material changes in the Company’s volume of liquidity sources at March 31, 2011. There was no balance outstanding on these lines at March 31, 2011 or December 31, 2010.

The secondary liquidity source for both short-term and long-term borrowings consists of a $14.4 million secured line of credit from the Federal Home Loan Bank at March 31, 2011 compared to $12.9 million at December 31, 2010. The $1.5 million increase is due to the identification and pledging of additional loans in our portfolio to serve as eligible collateral. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At March 31, 2011, a $6.0 million letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was utilized from this line of credit, leaving approximately $8.4 million of available credit for secondary liquidity needs. Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at March 31, 2011 or December 31, 2010.

The Bank has an approved $1.0 million Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at March 31, 2011 or December 31, 2010.

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

Item3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on the Form 10-K on March 29, 2011

3(ii).[1]	Amended and restated Bylaws filed on the Form 8-K on October 14, 2008.

10.4[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002. Terminated effective November 30, 2010

10.5[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

10.6[1,2]	Employment Agreement filed as Exhibit 10.6 on the Form 8-K on January 5, 2010

10.7[1]	2009 Incentive Stock Plan filed as Appendix B on the Schedule 14A on March 27, 2009

10.8[1]	Dividend Reinvestment and Stock Purchase Plan filed on the Form S-3D on September 10, 2009. Replaced by Amendment No. 1 to Form S-3 filed January 11, 2011, referenced in Exhibit 10.14

10.9[1,2]	Employment Agreement filed as Exhibit 10.9 on the Form 8-K on November 30, 2010

10.10[1,2]	Employment Agreement filed as Exhibit 10.10 on the Form 8-K on November 30, 2010

10.11[1,2]	Noncompete and Change of Control Agreement filed as Exhibit 10.11 on the Form 8-K on November 30, 2010

10.12[1,2]	Confidentiality and Change of Control Agreement filed as Exhibit 10.12 on the Form 8-K on November 30, 2010

10.13[1]	2011 Annual Executive Bonus Plan filed as Exhibit 10.13 on the Form 8-K on November 30, 2010

10.14[1]	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 1 to Form S-3 January 11, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Letter to Shareholders (filed herewith)

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: May 12, 2011	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: May 12, 2011	By:	/s/ Michelle A. Alexander
Michelle A. Alexander
Chief Financial Officer