Form 10-Q
period 2011-06-30
BOTETOURT BANKSHARES INC
filed 2011-08-09
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of August 9, 2011 was 1,251,922.

Botetourt Bankshares, Inc.

Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

Certain information in this report may include “forward-looking statements” as defined by federal securities law. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. Although the Company believes that its assumptions regarding these forward-looking statements are based on reasonable assumptions, actual results could differ materially. The forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Changes in general local, regional and national economic and business conditions in the Company’s market area, including downturns in certain industries

•	Competitive pressures limiting the ability to continue to attract low cost core deposits to fund asset growth

•	Changes in banking laws, compliance, and the regulatory climate of the Company

•	Changes in interest rates and the management of interest rate risk

•	Demand for banking services, both lending and deposit products, in our market area

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values

•	Changes in loan quality, delinquencies and defaults by our borrowers

•	Further decline in the market value of real estate in the Company’s markets

•	Attraction and retention of key personnel, including the Company’s management team

•	Changes in technology, product delivery channels, and end user demands and acceptance

•	Changes in consumer spending, borrowings, and savings habits

•	The soundness of other financial institutions

•	Government intervention in the U.S. financial system

•	Changes in accounting principles, policies, and guidelines

These risks and inherent uncertainties should be considered in evaluating forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which are specific as of the date of the report.

Part I. Financial Information

Item 1.	Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

	(Unaudited) June 30, 2011	(Audited) December 31, 2010

Assets
Cash and due from banks	$7,202,071	$6,232,356
Interest-bearing deposits with banks	22,215,351	12,190,985
Federal funds sold	1,178,000	1,728,000

Total cash and cash equivalents	30,595,422	20,151,341
Time deposits with banks	250,000	500,000
Investment securities available for sale	13,714,252	15,042,933
Investment securities held to maturity (fair value approximates $100,000 in 2010)	—	100,000
Restricted equity securities	558,700	581,000
Loans, net of allowance for loan losses of $6,792,836 at June 30, 2011 and $5,147,790 at December 31, 2010	251,582,538	257,557,882
Property and equipment, net	7,478,326	7,661,323
Accrued income	1,170,886	1,338,662
Foreclosed assets	4,224,850	1,850,665
Other assets	5,201,548	4,700,925

Total assets	$314,776,522	$309,484,731

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$36,220,275	$33,006,463
Interest-bearing deposits	251,539,441	248,041,302

Total deposits	287,759,716	281,047,765

Accrued interest payable	495,568	520,373
Other liabilities	1,973,237	2,051,912

Total liabilities	290,228,521	283,620,050

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,251,922 issued and outstanding at June 30, 2011 and 1,250,375 shares issued and outstanding at December 31, 2010	1,251,922	1,250,375
Additional paid-in capital	1,702,164	1,687,446
Retained earnings	22,194,475	23,692,067
Accumulated other comprehensive loss	(600,560)	(765,207)

Total stockholders’ equity	24,548,001	25,864,681

Total liabilities and stockholders’ equity	$314,776,522	$309,484,731

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Six and Three Months ended June 30, 2011 and 2010 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Interest income
Loans and fees on loans	$7,362,962	$7,840,864	$3,732,094	$3,871,138
Federal funds sold	890	4,665	510	2,615
Investment securities:
Taxable	103,967	187,417	47,752	94,009
Exempt from federal income tax	108,923	115,670	49,024	57,663
Dividend income	2,522	870	1,381	786
Deposits with banks	16,947	5,018	10,899	3,563

Total interest income	7,596,211	8,154,504	3,841,660	4,029,774

Interest expense
Deposits	2,115,514	2,652,272	1,049,367	1,281,660

Total interest expense	2,115,514	2,652,272	1,049,367	1,281,660

Net interest income	5,480,697	5,502,232	2,792,293	2,748,114
Provision for loan losses	4,125,000	1,225,000	2,610,000	655,000

Net interest income after provision for loan losses	1,355,697	4,277,232	182,293	2,093,114

Noninterest income
Service charges on deposit accounts	352,931	318,176	179,498	153,190
Mortgage origination fees	74,340	85,623	43,158	51,093
Net realized gain on sale of AFS securities	2,650	1,075	2,650	—
Other income	595,304	566,108	295,631	285,175

Total noninterest income	1,025,225	970,982	520,937	489,458

Noninterest expense
Salaries and employee benefits	2,333,495	2,327,706	1,152,469	1,150,225
Occupancy and equipment expense	421,892	482,230	219,144	244,207
Foreclosed assets, net	303,879	79,209	234,184	32,881
Other expense	1,584,811	1,565,799	821,388	804,292

Total noninterest expense	4,644,077	4,454,944	2,427,185	2,231,605

Income (loss) before income taxes	(2,263,155)	793,270	(1,723,955)	350,967
Income tax expense (benefit)	(815,577)	221,333	(599,856)	95,181

Net income (loss)	$(1,447,578)	$571,937	$(1,124,099)	$255,786

Basic earnings (loss) per share	$(1.16)	$0.46	$(0.90)	$0.21

Diluted earnings (loss) per share	$(1.16)	$0.46	$(0.90)	$0.21

Dividends declared per share	$0.04	$0.16	$—	$0.08

Basic weighted average shares outstanding	1,251,273	1,247,082	1,251,671	1,247,570

Diluted weighted average shares outstanding	1,251,273	1,247,082	1,251,671	1,247,570

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Six and Three Months ended June 30, 2011 and 2010 (Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(1,447,578)	$571,937
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	291,568	338,064
Net amortization of securities premiums/(accretion) discounts	9,758	(2,488)
Provision for loan losses	4,125,000	1,225,000
Deferred income taxes	(456,082)	(55,536)
Net realized losses on sales of assets	11,119	14,680
Write down of other real estate owned	211,460	42,700
Changes in assets and liabilities:
Accrued income	167,776	26,985
Other assets	(101,302)	154,314
Accrued interest payable	(24,805)	(107,529)
Other liabilities	(163,492)	(118,469)

Net cash provided by operating activities	2,623,422	2,089,658

Cash flows from investing activities
Purchases of investment securities – available for sale	(2,500,000)	(4,879,138)
Redemptions of restricted equity securities	22,300	—
Maturity of investment securities – held to maturity	100,000	—
Maturity of investment securities – available for sale	3,803,388	6,120,000
Sale of investment securities – available for sale	267,650	216,075
Net decrease in time deposits with banks	250,000	—
Net increase in loans	(1,157,841)	(2,899,384)
Purchases of properties and equipment	(74,110)	(42,973)
Proceeds from sales of properties and equipment	23,400	20,500
Proceeds from sales of foreclosed assets	407,671	615,405

Net cash provided (used) by investing activities	1,142,458	(849,515)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	3,213,812	2,600,853
Net increase in interest-bearing deposits	3,498,139	5,662,440
Dividends paid	(50,015)	(199,447)
Common stock issued	16,265	29,946

Net cash provided by financing activities	6,678,201	8,093,792

Net increase in cash and due from banks	10,444,081	9,333,935

Cash and cash equivalents, beginning	20,151,341	16,574,586

Cash and cash equivalents, ending	$30,595,422	$25,908,521

Supplemental disclosures of cash flow information:
Interest paid	$2,140,319	$2,759,801

Income taxes paid	$—	$260,000

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$3,376,425	$1,814,710

Loans originated from disposition of other real estate	$368,240	$463,500

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

June 30, 2011 (Unaudited)

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

The consolidated financial statements as of June 30, 2011 and for the periods ended June 30, 2011 and 2010 have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes as of December 31, 2010, included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The balance sheet as of December 31, 2010 was extracted from the Form 10-K for the year ended December 31, 2010.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks, interest-bearing deposits with banks, and federal funds sold.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of June 30, 2011 was $3,550,000.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at June 30, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2011
Available for sale:
Government-sponsored enterprises	$6,009,820	$42,210	$3,000	$6,049,030
State and municipal securities	7,383,231	246,569	11,803	7,617,997
Corporate securities	1	47,224	—	47,225

	$13,393,052	$336,003	$14,803	$13,714,252

December 31, 2010
Available for sale:
Government-sponsored enterprises	$6,183,971	$21,082	$70,100	$6,134,953
State and municipal securities	8,787,227	153,948	85,351	8,855,824
Corporate securities	1	52,155	—	52,156

	$14,971,199	$227,185	$155,451	$15,042,933

Held to maturity:
State and municipal securities	100,000	—	—	100,000

	$100,000	$—	$—	$100,000

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Investment securities with amortized cost of approximately $500,000 were pledged as collateral on public deposits and for other purposes as required or permitted by law at June 30, 2011 and December 31, 2010.

Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Proceeds on the sale of investment securities amounted to $267,650 for the six months ended June 30, 2011 and $216,075 for the six months ended June 30, 2010. Gross realized gains amounted to $2,650 for the period ended June 30, 2011 and $1,075 for the period ended June 30, 2010.

The scheduled maturities of securities available for sale at June 30, 2011 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$715,068	$723,746
Due after one year through five years	8,078,130	8,231,027
Due after five years through ten years	4,599,853	4,712,254
Due after ten years	1	47,225

	$13,393,052	$13,714,252

Note 3. Investment Securities, continued

The following tables detail unrealized losses in and related fair values of the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2011
Government-sponsored enterprises	$1,497,000	$3,000	$—	$—	$1,497,000	$3,000
State and municipal securities	1,069,306	11,803	—	—	1,069,306	11,803

Total temporarily impaired securities	$2,566,306	$14,803	$—	$—	$2,566,306	$14,803

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Government-sponsored enterprises	$2,223,288	$70,100	$—	$—	$2,223,288	$70,100
State and municipal securities	3,705,217	85,351	—	—	3,705,217	85,351

Total temporarily impaired securities	$5,928,505	$155,451	$—	$—	$5,928,505	$155,451

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company believes that gross unrealized losses as of June 30, 2011 and December 31, 2010, which are comprised of 7 and 21 investment securities respectively, represent a temporary impairment given the credit ratings on these investment securities and the short duration of the unrealized loss. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses, which represent 0.11% of the amortized cost basis of the Company’s total investment securities, resulted from changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

Note 4. Loans Receivable

The Company segments its loan portfolio to capture the nature of credit risk inherent in its loans receivable. The major segmented components of loans at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010

Commercial	$17,144	$18,910
Commercial Real Estate	90,625	90,665
Consumer	11,868	11,758
Residential – Prime	122,632	127,669
Agricultural & Raw Land	16,106	13,704

	258,375	262,706
Allowance for loan losses	(6,793)	(5,148)

	$251,582	$257,558

Note 4. Loans Receivable, continued

Loans receivable include $53,000 and $89,000 in overdraft demand deposit accounts at June 30, 2011 and December 31, 2010, respectively.

Note 5. Allowance for Loan Losses

The following table presents activity in the allowance for credit losses for the six months ended June 30, 2011 on a portfolio segment basis. Information for prior periods was not required to be retrospectively applied or restated. Therefore certain information for prior periods is presented in a different format than the one used for 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Commercial Real Estate	Consumer	Residential Prime	Agricultural & Raw Land	Total

Allowance for loan losses

Balance, January 1, 2011	$327,341	$1,640,142	$222,432	$2,891,175	$66,700	$5,147,790
Charge-offs	(39,992)	(499,689)	(47,187)	(1,928,551)	—	(2,515,419)
Recoveries	—	24,657	7,183	3,625	—	35,465
Provisions	124,718	667,478	47,371	3,251,025	34,408	4,125,000

Balance, June 30, 2011	$412,067	$1,832,588	$229,799	$4,217,274	$101,108	$6,792,836

Balance, January 1, 2010						$3,947,025
Provision charged to expense						1,225,000
Recoveries of amounts charged off						40,000
Amounts charged off						(1,769,273)

Balance, June 30, 2010						$3,442,752

June 30, 2011

Allowance for loan losses ending balances

Individually evaluated for impairment	$181,267	$746,087	$—	$2,274,174	$24,186	$3,225,714

Collectively evaluated for impairment	$230,800	$1,086,500	$229,800	$1,943,100	$76,922	$3,567,122

Loans receivable:

Ending balance - total	$17,144,362	$90,624,495	$11,868,257	$122,631,789	$16,106,471	$258,375,374

Ending balances:
Individually evaluated for impairment	$1,236,105	$8,823,854	$20,863	$15,700,874	$762,186	$26,543,882

Collectively evaluated for impairment	$15,908,257	$81,800,641	$11,847,394	$106,930,915	$15,344,285	$231,831,492

December 31, 2010

Allowance for loan losses ending balances

Individually evaluated for impairment	$72,541	$724,842	$—	$1,336,774	$—	$2,134,157

Collectively evaluated for impairment	$254,800	$915,300	$222,432	$1,554,401	$66,700	$3,013,633

Loans receivable

Ending balance - total	$18,910,125	$90,664,395	$11,758,153	$127,669,321	$13,703,678	$262,705,672

Ending balances:
Individually evaluated for impairment	$460,066	$8,870,708	$—	$16,437,447	$599,969	$26,368,190

Collectively evaluated for impairment	$18,450,059	$81,793,687	$11,758,153	$111,231,874	$13,103,709	$236,337,482

Note 5. Allowance for Loan Losses, continued

The following table presents impaired loans in the segmented portfolio categories as of June 30, 2011 and December 31, 2010. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

June 30, 2011

With no related allowance recorded:
Commercial	$638,698	$638,181	$—	$611,321	$1,476
Commercial Real Estate	5,551,681	5,552,015	—	6,229,179	100,638
Residential - Prime	8,563,995	8,564,838	—	10,922,083	268,936
Consumer	20,900	20,863	—	3,483	910
Agricultural & Raw Land	162,971	162,971	—	492,091	3,463

With an allowance recorded:
Commercial	$598,436	$597,924	$181,267	$245,437	$1,423
Commercial Real Estate	3,271,946	3,271,839	746,087	2,405,878	58,090
Residential - prime	7,133,918	7,136,036	2,274,174	5,784,943	74,897
Agricultural & Raw Land	599,215	599,215	24,186	119,843	12,774

Total:
Commercial	$1,237,134	$1,236,105	$181,267	$856,758	$2,899
Commercial Real Estate	8,823,627	8,823,854	746,087	8,635,057	158,728
Residential - Prime	15,697,913	15,700,874	2,274,174	16,707,026	343,833
Consumer	20,900	20,863	—	3,483	910
Agricultural & Raw Land	762,186	762,186	24,186	611,934	16,237

December 31, 2010

With no related allowance recorded:
Commercial	$—	$—	$—	$221,963	$—
Commercial Real Estate	6,035,073	6,034,870	—	3,441,580	366,095
Residential - Prime	10,892,080	10,894,976	—	9,717,616	279,079
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691

With an allowance recorded:
Commercial	$460,066	$460,066	$72,541	$683,174	$—
Commercial Real Estate	2,835,739	2,835,838	724,842	1,494,664	110,159
Residential - prime	5,538,233	5,542,471	1,336,774	3,777,164	387,956

Total:
Commercial	$460,066	$460,066	$72,541	$905,137	$—
Commercial Real Estate	8,870,812	8,870,708	724,842	4,936,244	476,254
Residential - Prime	16,430,313	16,437,447	1,336,774	13,494,780	667,035
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691

Note 5. Allowance for Loan Losses, continued

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2011 and December 31, 2010.

June 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial	$595,991	$7,050	$727,989	$1,331,030	$15,813,332	$17,144,362	$48,444
Commercial Real Estate	1,698,894	1,216,813	5,292,977	8,208,683	82,415,812	90,624,495	1,868,011
Consumer	169,043	48,190	4,660	221,893	11,646,364	11,868,257	3,473
Residential – Prime	2,560,574	1,810,456	10,309,352	14,680,383	107,951,406	122,631,789	1,983,410
Agricultural & Raw Land	—	36,513	—	36,513	16,069,958	16,106,471	—

Total	$5,024,502	$3,119,022	$16,334,978	$24,478,502	$233,896,872	$258,375,374	$3,903,338

December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial	$105,853	$—	$460,066	$565,919	$18,344,206	$18,910,125	$—
Commercial Real Estate	1,046,709	1,398,370	3,584,896	6,029,975	84,634,420	90,664,395	2,899,837
Consumer	202,065	55,450	33,108	290,623	11,467,530	11,758,153	—
Residential – Prime	4,669,092	1,539,408	9,901,533	16,110,033	111,559,288	127,669,321	2,364,886
Agricultural & Raw Land	—	72,000	37,411	109,411	13,594,267	13,703,678	37,324

Total	$6,023,719	$3,065,228	$14,017,014	$23,105,961	$239,599,711	$262,705,672	$5,302,047

Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments on nonaccrual loans are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments according to contractual terms and future payments are reasonably assured. The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010

Commercial	$1,151,341	$460,066
Commercial Real Estate	4,077,360	1,228,021
Consumer	—	17,244
Residential – Prime	8,531,008	7,218,796

Total	$13,759,709	$8,924,127

The Company uses several metrics as credit quality indicators of current or potential risks as part of the ongoing monitoring of the credit quality of the its loan portfolio. The credit quality indicators are periodically reviewed and updated on a case-by-case basis. The Company uses the following definitions for the internal risk rating grades, listed from the least risk to the highest risk.

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

Note 5. Allowance for Loan Losses, continued

Satisfactory: The borrower provides current financial information reflecting a satisfactory financial condition and reasonable debt service capacity. If borrowing is secured, collateral is marketable, adequately margined at the present time, and expected to afford coverage to maturity. Repayment understandings are documented, sources are considered adequate, and repayment terms are appropriate. Credit checks and prior experience, if any, are satisfactory. The borrower is usually established and is attractive to other financial institutions. The borrower’s balance sheet is stable and sales and earnings are steady and predictable.

Acceptable: While clearly an acceptable credit risk to the Company, the borrower will generally demonstrate a higher leveraged, less liquid balance sheet and capacity to service debt, while steady, may be less well-defined. Repayment terms may not be appropriate for individual transactions. Borrower is generally acceptable to other financial institutions; however, secured borrowing is the norm. Collateral marketability and margin are acceptable at the present time but may not continue to be so. Credit checks or prior experience, if any, reveals some, but not serious, slowness in paying. If a business, its management experience may be limited or have less depth than a Satisfactory borrower. Sensitivity to economic or credit cycles exists, and staying power could be a problem.

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

Loss: A Loss rating should be applied when the borrower’s outstanding debt is considered uncollectible or of such little value that its continuance as bankable asset is not warranted. This rating does not suggest that there is absolutely no recovery or salvage value, but that it is not practical or desirable to defer writing off the debt even though a partial recovery may be affected in the future. The Company had no loans assigned a Loss rating at June 30, 2011 or December 31, 2010.

For the consumer segment of the loan portfolio, the Company uses the following definitions:

Nonperforming: Loans on nonaccrual status plus loans greater than ninety days past due still accruing interest.

Performing: All current loans plus loans less than ninety days past due.

Note 5. Allowance for Loan Losses, continued

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of June 30, 2011 and December 31, 2010.

June 30, 2011

	Commercial	Commercial Real Estate	Residential - Prime	Agricultural & Raw Land

Internal Risk Rating Grades:
Satisfactory or better	$10,335,156	$45,749,181	$60,589,582	$6,313,396
Acceptable	4,880,585	32,444,805	37,531,820	8,913,906
Special Mention	513,710	3,500,055	2,811,449	—
Substandard	1,414,911	8,930,454	21,698,938	879,169

Total	$17,144,362	$90,624,495	$122,631,789	$16,106,471

Consumer

Internal Risk Rating Grades:
Performing	$11,864,788
Nonperforming	3,469

Total	$11,868,257

December 31, 2010

	Commercial	Commercial Real Estate	Residential - Prime	Agricultural & Raw Land

Internal Risk Rating Grades:
Satisfactory or better	$10,743,831	$44,410,458	$62,905,204	$7,307,866
Acceptable	5,920,642	33,882,816	36,074,178	5,442,991
Special Mention	1,437,766	4,652,366	8,948,399	72,000
Substandard	807,886	7,718,755	19,741,540	880,821

Total	$18,910,125	$90,664,395	$127,669,321	$13,703,678

Consumer
Internal Risk Rating Grades:
Performing	$11,725,045
Nonperforming	33,108

Total	$11,758,153

Note 6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if option contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company has no potentially dilutive securities outstanding. Therefore, the number of shares for basic and diluted earnings per share were 1,251,273, for the six months-ended June 30, 2011 and 1,247,082, for the six months-ended June 30, 2010. The number of shares for basic and diluted earnings per share were 1,251,671, for the three months-ended June 30, 2011 and 1,247,570, for the three months-ended June 30, 2010.

Note 7. Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Six Months Ended June 30,
	2011	2010

Net income (loss)	$(1,447,578)	$571,937
Other comprehensive income (loss):
Net change in unrealized appreciation on investment securities available for sale, net of taxes $(85,719) in 2011 and $(10,686) in 2010	166,396	20,744
Reclassified securities gains realized, net of taxes $901 in 2011 and $365 in 2010	(1,749)	(710)

Total comprehensive income (loss)	$(1,282,931)	$591,971

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2011 and December 31, 2010 is as follows:

	2011	2010

Commitments to extend credit	$35,216,000	$33,502,000
Letters of credit	2,508,000	2,689,000

	$37,724,000	$36,191,000

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

Note 9. Benefit Plans, continued

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the six and three months ended June 30 are as follows:

	Pension Benefits Six Months Ended June 30,		Pension Benefits Three Months Ended June 30,
	2011	2010	2011	2010

Service cost	$130,928	$115,580	$65,464	$57,790
Interest cost	107,648	130,716	53,824	65,358
Expected return on plan assets	(114,636)	(153,954)	(57,318)	(76,977)
Amortization of net obligation at transition	—	—	—	—
Amortization of prior service cost	394	766	197	383
Amortization of net loss	18,552	8,296	9,276	4,148

Net periodic benefit cost	$142,886	$101,404	$71,443	$50,702

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

There were no significant transfers to or from Levels 1 and 2 during the reporting period ended June 30, 2011. The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
June 30, 2011	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Government-sponsored enterprises	$6,049	$—	$6,049	$—
State and municipal securities	7,618	—	7,618	—
Corporate securities	47	47	—	—

Total assets at fair value	$13,714	$47	$13,667	$—

(In Thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Government-sponsored enterprises	$6,135	$—	$6,135	$—
State and municipal securities	8,856	—	8,856	—
Corporate securities	52	52	—	—

Total assets at fair value	$15,043	$52	$14,991	$—

Note 10. Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(In Thousands) June 30, 2011	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial	$416	$—	$—	$416
Commercial Real Estate	2,526	—	1,888	638
Residential - Prime	4,862	—	3,913	949
Agricultural & Raw Land	575	—	575	—

Total Impaired Loans	8,379	—	6,376	2,003
Other real estate owned	4,225	—	4,225	—

Total assets at fair value	$12,604	$—	$10,601	$2,003

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$387	$—	$387	$—
Commercial Real Estate	2,111	—	368	1,743
Residential - Prime	4,206	—	1,823	2,383
Agricultural & Raw Land	—	—	—	—

Total Impaired Loans	6,704	—	2,578	4,126
Other real estate owned	1,851	—	1,851	—

Total assets at fair value	$8,555	$—	$4,429	$4,126

Transfers into Level 3 during the quarter ended June 30, 2011 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and below the appraised value, resulting in no observable market price. For the six months ended June 30, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
	Impaired Loans	Impaired Loans

Balance, January 1	$4,126	$293
Included in earnings	(1,553)	(178)
Transfers into Level 3	2,013	1,337
Transfer out of Level 3	(2,583)	(715)
Principal reductions	—	(111)

Balance, June 30	$2,003	$626

Transfers from Level 3 to Level 2 during the quarter resulted after the receipt of updated appraisals to determine loss exposure on certain impaired loans. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Note 10. Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$7,202	$7,202	$6,232	$6,232
Interest-bearing deposits with banks	22,465	22,465	12,691	12,691
Federal funds sold	1,178	1,178	1,728	1,728
Investment securities, available for sale	13,714	13,714	15,043	15,043
Investment securities, held to maturity	—	—	100	100
Restricted equity securities	559	559	581	581
Loans, net	251,583	249,502	257,558	256,398
Accrued interest receivable	1,171	1,171	1,339	1,339

Financial liabilities
Deposits	287,760	290,950	281,048	284,726
Accrued interest payable	496	496	520	520
Unused commitments	—	—	—	—

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

Note 11. Dividend Reinvestment and Stock Purchase Plan, continued

The following is a summary of the shares of common stock issued from dividends reinvested and optional cash purchases.

	2011		2010
	Shares	Purchase Price	Shares	Purchase Price

First Quarter	1,061	$10.75	968	$15.50
Second Quarter	486	10.00	964	15.50

Total Shares Issued	1,547		1,932

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 13. Subsequent Events

Borrowings

On July 13, 2011, the Board of Directors of the Bank of Botetourt, a wholly owned subsidiary of Botetourt Bankshares, Inc., approved the issuance of up to an aggregate of $5.0 million of subordinated notes (the “Notes”), on a private placement basis. The Notes are available for investment effective August 1, 2011. Bank of Botetourt expects to utilize most of the net proceeds from the sale of the Notes for various bank purposes and to strengthen the Bank’s capital position. The Notes are intended to qualify as Tier II capital for regulatory purposes. The terms of the Notes have been finalized since the filing on the Form 8-K on July 18, 2011 and are filed as Exhibit 99.

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

Results of Operations

The net loss for the six months ended June 30, 2011 amounted to $(1,447,578) compared to net income of $571,937 for the same period last year, representing a decrease of $2,019,515 or 353.10%. Both basic and diluted earnings per share decreased $1.62 from $0.46 at June 30, 2010 to $(1.16) at June 30, 2011. The decrease in net income and earnings per share is primarily due to a higher provision for loan losses.

Interest-earning assets decreased $1,022,187 to $296,291,677 at June 30, 2011 from $297,313,864 at June 30, 2010. Total interest income decreased in the first six months of 2011 as compared to the first six months of 2010 due primarily to a decrease in fees on loans, a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio, and a decrease in earnings on federal funds sold. The decrease was partially offset with interest earned on deposits at correspondent banks and dividend income. Interest-bearing liabilities decreased $3,256,351 to $251,539,441 at June 30, 2011 from $254,795,792 at June 30, 2010. Interest expense decreased during the period due to interest-bearing deposits repricing at lower interest rate levels. Net interest income for the six months ended June 30, 2011 remained stable, only slightly decreasing by $21,535 compared to the same time period in 2010.

The provision for loan losses was $4,125,000 for the six months ended June 30, 2011 and $1,225,000 for the six months ended June 30, 2010. Bank management increased the provision for loan losses in 2011 in response to continuing high levels of impaired loans and loan delinquencies, a stale local real estate and housing market, especially in the Smith Mountain Lake portion of our service area, the slow pace of the economic recovery, and other general economic and industry uncertainties. Given the current economic climate in which we operate and to ensure the most relevant data is being used in the allowance for loan losses estimation model, the model’s historical loss period, including the current year, is three years. (A more detailed description of that model can be found under “Allowance for Loan Losses” in the Company’s Form 10-K, filed March 29, 2011.) Impaired loans remain at higher levels than in normal economic times. The loss exposure related to the underlying collateral values of collateral dependent loans was estimated by management based on current and adjusted appraisals, including an estimate for selling costs, should foreclosure sales be necessary. Management also performed discounted cash flow analysis on non-collateral dependent loans. The general component of the model provides for potential losses from non-impaired loans based on historical loss experience and other factors, including an internal analysis of economic trends. For the unallocated component, economic statistical data is obtained from a professional third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the financial impact of current and forecasted economic trends of loans in our portfolio. The results of the estimated losses on specific loans combined with the general or unallocated component represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. Management continually evaluates the adequacy of the loan loss reserve and believes the provision and the resulting allowance for loan losses are adequate and appropriate for the current overall risk in the portfolio. However, should economic conditions stagnate or worsen, especially if real estate sales slow or depreciation of real estate values continues, our customer base in this sector may continue to struggle, potentially necessitating increases to the allowance for loan losses.

Net charge-offs for the six months ended June 30, 2011 amounted to $2,480,000 compared to $1,729,000 for the same time period in 2010. The net charge-offs in 2011 are the result of problem loans primarily for residential properties, commercial real estate, and investment rental properties associated with multiple borrowers. These loans were previously identified as impaired with specific reserve amounts. The negative trend in charge-offs will likely continue in 2011 until the economy, sustained by stable real estate values, increased volume of sales activity, and stronger employment, significantly improves. These charge-off trends are considered in the quarterly review of the allowance for loan losses and have a negative impact on the allowance for loan losses as they reduce the levels of reserves and increase historical loss experience which is an input to the calculation of general reserves.

Noninterest income increased by 5.59% to $1,025,225 for the six months ended June 30, 2011 compared to $970,982 for the six months ended June 30, 2010. The increase is primarily attributed to income generated from service charges on deposit accounts such as overdraft fees and debit and credit card related income, offset by a slight decrease in mortgage origination fees. For the six months ended June 30, 2011, noninterest expense increased by $189,133 or 4.25%, to $4,644,077 compared to $4,454,944 at June 30, 2010. The increase is primarily a result of an increase in expenses related to foreclosed assets.

The net loss for the three months ended June 30, 2011 was $(1,124,099) compared to net income of $255,786 for the same period last year, representing a decrease of $1,379,885 or 539.47%. Both basic and diluted earnings per share decreased $1.11 from $0.21 at June 30, 2010 to $(0.90) at June 30, 2011. The decrease in net income is primarily attributable to a higher provision for loan losses. Total interest income decreased during the three month period compared to the same three month period in 2010 due primarily to a decrease in income generated from earning assets, such as loans and investment securities earning lower interest rates. However, the decrease in interest income was more than offset by lower interest expense as interest-bearing deposit liabilities repriced at lower interest rates. The combined effect resulted in net interest income increasing by $44,179 in the three months ended June 30, 2011 as compared to the same period in 2010.

Following management’s second quarter evaluation of the allowance for loan losses, we recorded a provision for credit losses of $2,610,000 for the quarter ended June 30, 2011 compared with $655,000 for the quarter ended June 30, 2010. The increase in the provision was required by the increased loss exposure related to the decreases in underlying collateral values of certain impaired loans and a higher provision for the general component of the model to cover potential losses from non-impaired loans based on historic loss experience. In addition, during the quarter, management reviewed its process for estimating selling costs of impaired loans. Management transitioned the model to base the sales cost estimate on recent historical sales experience.

Noninterest income increased by $31,479 or 6.43% for the three months ended June 30, 2011 compared to the same quarter in the previous year. The increase is primarily attributable to income derived from service charges on deposit accounts and debit and credit card related income, partially offset by a decrease in mortgage origination fees. Noninterest expense for the three months ended June 30, 2011 increased by $195,580 or 8.76% over the same quarter in the previous year. The increase is attributable to expenses related to foreclosed assets.

Financial Condition

Overall loan demand has been soft in our operating markets during 2011. Total loans decreased $4,330,298 during the six months ended June 30, 2011. Deposits increased by $6,711,951. The decrease in loans combined with the increase in deposits increased liquid funds by $9,474,366, which were held as interest-bearing deposits with banks and federal funds sold. At June 30, 2011 federal funds sold and interest-bearing deposits with banks amounted to $23,393,351 compared to $13,918,985 at December 31, 2010. Investment securities, including restricted equity securities, decreased $1,450,981 as a result of maturing, called or redeemed investment securities. Given the current interest rate environment and investment opportunities, management elected to invest primarily in the overnight market, rather than longer-term investments. Total assets increased by $5,291,791 from $309,484,731 at December 31, 2010 to $314,776,522 at June 30, 2011.

Stockholders’ equity totaled $24,548,001 at June 30, 2011 compared to $25,864,681 at December 31, 2010. The $1,316,680 decrease during the period was the result of the net loss for the six months, dividends paid, offset by an increase in the market value of securities that are classified as available for sale and common stock issued under the Dividend Reinvestment and Stock Purchase Plan.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $17,984,559 at June 30, 2011 and $10,774,792 at December 31, 2010. The increase is primarily due to the overall increase in nonaccrual loans discussed below. Although this represents a substantial increase in nonperforming assets, we believe most of these loans are secured by collateral that are currently adequate to mitigate loss exposure.

Nonaccrual loans were $13.8 million at June 30, 2011 and $8.9 million at December 31, 2010. The new additions to nonaccrual loans during the second quarter of 2011 amounted to $1.9 million and were primarily comprised of loans to businesses in the commercial and commercial real estate loan segments of our portfolio. The increase in nonaccrual loans resulted in the reversal of approximately $57,700 of previously recognized interest income. In addition, total nonaccrual loan balances have significantly increased our nonearning assets, which will continue to have an adverse financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms. Many of these loans that became nonaccrual in 2011 were already on our watch list but were performing under the original or revised loan terms. In the second quarter, a number of borrowers failed to satisfy loan requirements, meet commitments previously made to Bank management, or otherwise failed to perform, resulting in the loans being placed on nonaccrual status.

Loans, including troubled debt restructurings, are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan that is placed as nonaccrual does not mean that we will not recover much of or all the principal balance due. In most cases, we have a secured interest in collateral, such as real property or equipment. Sales of the collateral will not always cover the full loan amount, but it should offset much of this risk. We recognize the real estate collateral may be difficult to timely liquidate at desired values in the current economic climate. Additionally, the sale of our collateral could be a slow process and further hampered by the sales efforts of other lenders in the same market.

A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $26.5 million at June 30, 2011 compared to $26.4 million at December 31, 2010. The review of our loan portfolio in the second quarter of 2011 identified additional credits as impaired, slightly increasing the overall balance of impaired loans. The specific reserve component of the allowance for loan losses increased by $1.1 million from December 31, 2010 to June 30, 2011. Loss exposure at June 30, 2011 increased after obtaining current appraisals on collateral securing a significant number of impaired loans in the portfolio and estimating selling costs of impaired loans based on historical experience. At June 30, 2011, $3.2 million, or 47.1%, of the $6.8 million total allowance for loan losses was allocated for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms. We will take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

Foreclosed assets consisted of seventeen properties totaling $4,224,850 at June 30, 2011. Each quarter, management evaluates the carrying value of these properties to determine if write-downs to lower market values are warranted. During the second quarter of 2011, the bank recorded a write-down on foreclosed properties in the amount of $148,855. Also during the second quarter, the Bank foreclosed on eleven properties and sold three foreclosed properties. The sales of these properties resulted in a net gain of $4,376. All foreclosed properties are currently being marketed for sale, and no additional material loss is anticipated. The Bank had no loans secured by 1-4 family residential properties in the process of formal foreclosure at June 30, 2011.

The Bank continues to make a conscious effort to attempt work-out loan scenarios with past due customers. In some cases, loan restructuring is appropriate. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. At June 30, 2011, troubled debt restructurings totaled $5.6 million, and were spread among all loan categories. In no case was principal forgiven. However, in certain instances, principal payments have been deferred. Interest rates on a majority of these loans were at prevailing market rates, with only minor concessions given on interest rate reductions from the original terms. At June 30, 2011, $2.8 million of troubled debt restructurings were on nonaccrual status. Bank management supports a philosophy of working with its customers during this phase of the economic cycle to pursue plausible options. We have had some general success with these efforts in the past, although currently these efforts are producing mixed results, and more work-out loans have defaulted. A significant number of our employees continue to be focused on our asset quality issues.

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

At June 30, 2011, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.2% compared to 10.6% at December 31, 2010. The Company’s risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.2% at June 30, 2011 and 10.6% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

At June 30, 2011, the Bank’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.4% compared to 11.8% at December 31, 2010. The Company’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.4% at June 30, 2011 compared to 11.9% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum ratio of 8.0%.

At June 30, 2011, the Bank’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.0% compared to 8.3% at December 31, 2010. At June 30, 2011, the Company’s leverage ratio (Tier 1 capital divided by quarterly average assets) was 8.0% compared to 8.4% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

Management believes, as of June 30, 2011, that the Company and the Bank met all capital adequacy requirements to which we are subject.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. During 2011 the Bank’s liquidity has increased given soft loan demand, investments called prior to maturity, and an increase in deposits. With limited attractive investment opportunities, the Bank’s interest-bearing deposits with banks was $22.2 million at June 30, 2011 compared to $12.2 million at December 31, 2010, as the Bank held funds with the Federal Reserve Bank of Richmond to earn interest income on excess reserves. The Bank uses cash and federal funds sold to meet its daily funding needs. When our funding needs are met through holdings of excess cash and federal funds, earnings are mildly reduced as higher-yielding investments are foregone in the interest of enhanced liquidity. Therefore management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain adequate liquidity.

Federal funds lines and repurchase agreement lines available from correspondent banks totaled $18.0 million at June 30, 2011 and December 31, 2010. There were no material changes in the Company’s volume of secondary liquidity sources at June 30, 2011. There was no balance outstanding on these lines at June 30, 2011 or December 31, 2010.

The secondary liquidity source for both short-term and long-term borrowings consists of a $14.4 million secured line of credit from the Federal Home Loan Bank at June 30, 2011 compared to $12.9 million at December 31, 2010. The $1.5 million increase is due to the identification and pledging of additional loans in our portfolio to serve as eligible collateral. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At June 30, 2011, a $6.0 million letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was utilized from this line of credit, leaving approximately $8.4 million of available credit for secondary liquidity needs. Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at June 30, 2011 or December 31, 2010.

The Bank has an approved $1.0 million Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at June 30, 2011 or December 31, 2010.

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

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either held as excess balance deposits at the Federal Reserve Bank, reinvested in federal funds sold, fund loan demand or deposit withdrawal fluctuations, or reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a majority of its investment portfolio in unpledged assets that have less than a five year average life to maturity. These investments are a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on the Form 10-K on March 29, 2011

3(ii).[1]	Amended and restated Bylaws filed on the Form 8-K on October 14, 2008.

10.4[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002. Terminated effective November 30, 2010

10.5[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

10.6[1,2]	Employment Agreement filed as Exhibit 10.6 on the Form 8-K on January 5, 2010

10.7[1]	2009 Incentive Stock Plan filed as Appendix B on the Schedule 14A on March 27, 2009

10.8[1]	Dividend Reinvestment and Stock Purchase Plan filed on the Form S-3D on September 10, 2009. Replaced by Amendment No. 1 to Form S-3 filed January 11, 2011, referenced in Exhibit 10.14

10.9[1,2]	Employment Agreement filed as Exhibit 10.9 on the Form 8-K on November 30, 2010

10.10[1,2]	Employment Agreement filed as Exhibit 10.10 on the Form 8-K on November 30, 2010

10.11[1,2]	Noncompete and Change of Control Agreement filed as Exhibit 10.11 on the Form 8-K on November 30, 2010

10.12[1,2]	Confidentiality and Change of Control Agreement filed as Exhibit 10.12 on the Form 8-K on November 30, 2010

10.13[1]	2011 Annual Executive Bonus Plan filed as Exhibit 10.13 on the Form 8-K on November 30, 2010

10.14[1]	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 1 to Form S-3 January 11, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Subordinated Note Payable Series A (included in this filing)

99.2	Subordinated Note Payable Series B (included in this filing)

99.3	Preliminary Term Sheet of the Subordinated Notes Payable (included in this filing)

101	Interactive Data File

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date: August 9, 2011	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: August 9, 2011	By:	/s/ Michelle A. Crook
Michelle A. Crook
Chief Financial Officer