Form 10-Q/A
period 2011-06-30
BOTETOURT BANKSHARES INC
filed 2011-08-12
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Botetourt Bankshares, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 10, 2011, for the sole purpose of furnishing revised XBRL Interactive Data Files as Exhibit 101.

The original XBRL Interactive Data Files furnished with the Form 10-Q on August 10, 2011, were inadvertently filed with incomplete financial data.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Botetourt Bankshares, Inc.

Form 10-Q/A

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

Botetourt Bankshares, Inc.

Date: August 12, 2011	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date: August 12, 2011	By:	/s/ Michelle A. Crook
Michelle A. Crook
Chief Financial Officer