Form 10-Q
period 2011-09-30
BOTETOURT BANKSHARES INC
filed 2011-11-10
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of November 9, 2011 was 1,253,243.

Botetourt Bankshares, Inc.

Form 10-Q

Index

Part I Financial Information

Item 1.	Financial Statements

The consolidated financial statements of Botetourt Bankshares, Inc. (the “Company”) are set forth in the following pages.

Cautionary Statement Regarding Forward-Looking Statements

Certain information in this report may include “forward-looking statements” as defined by federal securities law. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. Although the Company believes that its assumptions regarding these forward-looking statements are based on reasonable assumptions, actual results could differ materially. The forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Changes in general local, regional and national economic and business conditions in the Company’s market area, including downturns in certain industries

•	Changes in deposit composition and controlling the growth of deposits

•	Changes in banking laws, compliance, and the regulatory climate of the Company

•	Changes in interest rates and the management of interest rate risk

•	Demand for banking services, both lending and deposit products, in our market area

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values

•	Changes in loan quality, delinquencies and defaults by our borrowers

•	Further decline in the market value of real estate in the Company’s markets

•	Attraction and retention of key personnel, including the Company’s management team and directors

•	Changes in technology, product delivery channels, and end user demands and acceptance

•	Changes in consumer spending, borrowing, and saving habits

•	The soundness of other financial institutions

•	Government intervention in the U.S. financial system

•	Changes in accounting principles, policies, and guidelines

These risks and inherent uncertainties should be considered in evaluating forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which are specific as of the date of the report.

Part I. Financial Information

Item 1.	Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

	(Unaudited) September 30, 2011	(Audited) December 31, 2010
Assets
Cash and due from banks	$8,120,898	$6,232,356
Interest-bearing deposits with banks	24,227,199	12,190,985
Federal funds sold	481,000	1,728,000

Total cash and cash equivalents	32,829,097	20,151,341
Time deposits with banks	250,000	500,000
Investment securities available for sale	14,357,343	15,042,933
Investment securities held to maturity (fair value approximates $100,000 in 2010)	—	100,000
Restricted equity securities	547,800	581,000
Loans, net of allowance for loan losses of $6,000,938 at September 30, 2011 and $5,147,790 at December 31, 2010	249,138,664	257,557,882
Property and equipment, net	7,381,490	7,661,323
Accrued income	1,118,002	1,338,662
Foreclosed assets	4,243,042	1,850,665
Other assets	5,526,394	4,700,925

Total assets	$315,391,832	$309,484,731

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$38,457,382	$33,006,463
Interest-bearing deposits	250,516,954	248,041,302

Total deposits	288,974,336	281,047,765
Accrued interest payable	477,838	520,373
Subordinated debt	235,000	—
Other liabilities	2,002,656	2,051,912

Total liabilities	291,689,830	283,620,050

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,253,243 issued and outstanding at September 30, 2011 and 1,250,375 shares issued and outstanding at December 31, 2010	1,253,243	1,250,375
Additional paid-in capital	1,712,732	1,687,446
Retained earnings	21,239,784	23,692,067
Accumulated other comprehensive loss	(503,757)	(765,207)

Total stockholders’ equity	23,702,002	25,864,681

Total liabilities and stockholders’ equity	$315,391,832	$309,484,731

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the Nine and Three Months ended September 30, 2011 and 2010 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Interest income
Loans and fees on loans	$11,020,816	$11,683,719	$3,657,854	$3,842,855
Federal funds sold	1,174	7,114	284	2,449
Investment securities:
Taxable	159,272	251,032	55,305	63,615
Exempt from federal income tax	155,491	175,719	46,568	60,049
Dividend income	3,706	1,537	1,184	667
Deposits with banks	30,749	15,074	13,802	10,056

Total interest income	11,371,208	12,134,195	3,774,997	3,979,691

Interest expense
Deposits	3,164,977	3,953,930	1,049,463	1,301,658
Long-term debt	821	—	821	—

Total interest expense	3,165,798	3,953,930	1,050,284	1,301,658

Net interest income	8,205,410	8,180,265	2,724,713	2,678,033
Provision for loan losses	6,175,000	2,655,000	2,050,000	1,430,000

Net interest income after provision for loan losses	2,030,410	5,525,265	674,713	1,248,033

Noninterest income
Service charges on deposit accounts	502,430	466,817	149,499	148,641
Mortgage origination fees	125,899	146,182	51,559	60,559
Net realized gain on sale of AFS securities	2,650	1,075	—	—
Other income	897,787	842,431	302,483	276,323

Total noninterest income	1,528,766	1,456,505	503,541	485,523

Noninterest expense
Salaries and employee benefits	3,497,965	3,459,450	1,164,470	1,131,744
Occupancy and equipment expense	645,219	713,736	223,327	231,506
Foreclosed assets, net	825,951	300,073	522,072	220,864
Other expense	2,318,281	2,299,431	733,470	733,632

Total noninterest expense	7,287,416	6,772,690	2,643,339	2,317,746

Income (loss) before income taxes	(3,728,240)	209,080	(1,465,085)	(584,190)
Income tax benefit	(1,325,972)	(3,682)	(510,395)	(225,015)

Net income (loss)	$(2,402,268)	$212,762	$(954,690)	$(359,175)

Basic earnings (loss) per share	$(1.92)	$0.17	$(0.76)	$(0.29)

Diluted earnings (loss) per share	$(1.92)	$0.17	$(0.76)	$(0.29)

Dividends declared per share	$0.04	$0.24	$—	$0.08

Basic weighted average shares outstanding	1,251,704	1,247,588	1,252,554	1,248,583

Diluted weighted average shares outstanding	1,251,704	1,247,588	1,252,554	1,248,583

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2011 and 2010 (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(2,402,268)	$212,762
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	440,845	519,676
Net amortization of securities premiums/(accretion) discounts	13,337	(1,033)
Provision for loan losses	6,175,000	2,655,000
Deferred income taxes	(266,729)	(330,417)
Net realized losses on sales of assets	9,708	14,048
Write down of other real estate owned	685,598	229,785
Changes in assets and liabilities:
Accrued income	220,660	(4,022)
Other assets	(648,347)	249,533
Accrued interest payable	(42,535)	(101,380)
Other liabilities	(183,942)	(107,573)

Net cash provided by operating activities	4,001,327	3,336,379

Cash flows from investing activities
Purchases of investment securities – available for sale	(5,750,000)	(8,656,541)
Redemptions of restricted equity securities	33,200	—
Maturity of investment securities – held to maturity	100,000	—
Maturity of investment securities – available for sale	6,553,388	9,390,000
Sale of investment securities – available for sale	267,650	216,075
Net (increase) decrease in time deposits with banks	250,000	(250,000)
Net increase in loans	(1,456,337)	(4,935,163)
Purchases of properties and equipment	(110,005)	(113,064)
Proceeds from sales of properties and equipment	36,189	20,500
Proceeds from sales of foreclosed assets	612,634	1,283,848

Net cash provided (used) in investing activities	536,719	(3,044,345)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	5,450,919	3,893,139
Net increase in interest-bearing deposits	2,475,652	7,937,782
Dividends paid	(50,015)	(299,287)
Proceeds of long-term debt	235,000	—
Common stock issued	28,154	45,345

Net cash provided by financing activities	8,139,710	11,576,979

Net increase in cash & cash equivalents	12,677,756	11,869,013
Cash and cash equivalents, beginning	20,151,341	16,574,586

Cash and cash equivalents, ending	$32,829,097	$28,443,599

Supplemental disclosures of cash flow information:
Interest paid	$3,208,333	$4,055,310

Income taxes paid	$—	$270,231

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$4,373,795	$2,427,410

Loans originated to finance the sale of other real estate owned	$673,240	$463,500

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

September 30, 2011 (Unaudited)

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

The consolidated financial statements as of September 30, 2011 and for the periods ended September 30, 2011 and 2010 have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes as of December 31, 2010, included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The balance sheet as of December 31, 2010 was extracted from the Form 10-K for the year ended December 31, 2010.

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

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to place them on a comparable basis with the current year. Net income (loss) and stockholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events

The Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued.

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks, interest-bearing deposits with banks, and federal funds sold.” As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of September 30, 2011 was $3,550,000.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at September 30, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
Available for sale:
Government-sponsored enterprises	$6,759,220	$74,135	$905	$6,832,450
State and municipal securities	7,130,251	355,405	1,357	7,484,299
Corporate securities	1	40,593	—	40,594

	$13,889,472	$470,133	$2,262	$14,357,343

December 31, 2010
Available for sale:
Government-sponsored enterprises	$6,183,971	$21,082	$70,100	$6,134,953
State and municipal securities	8,787,227	153,948	85,351	8,855,824
Corporate securities	1	52,155	—	52,156

	$14,971,199	$227,185	$155,451	$15,042,933

Held to maturity:
State and municipal securities	100,000	—	—	100,000

	$100,000	$—	$—	$100,000

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, and Federal National Mortgage Association bonds.

Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. Proceeds on the sale of investment securities amounted to $267,650 for the nine months ended September 30, 2011 and $216,075 for the nine months ended September 30, 2010. Gross realized gains amounted to $2,650 for the period ended September 30, 2011 and $1,075 for the period ended September 30, 2010.

The scheduled maturities of securities available for sale at September 30, 2011 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$839,940	$848,190
Due after one year through five years	5,701,626	5,877,541
Due after five years through ten years	7,347,905	7,591,019
Due after ten years	1	40,593

	$13,889,472	$14,357,343

Note 3. Investment Securities, continued

The following tables detail unrealized losses in and related fair values of the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Government-sponsored enterprises	$749,095	$905	$—	$—	$749,095	$905
State and municipal securities	218,643	1,357	—	—	218,643	1,357

Total temporarily impaired securities	$967,738	$2,262	$—	$—	$967,738	$2,262

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Government-sponsored enterprises	$2,223,288	$70,100	$—	$—	$2,223,288	$70,100
State and municipal securities	3,705,217	85,351	—	—	3,705,217	85,351

Total temporarily impaired securities	$5,928,505	$155,451	$—	$—	$5,928,505	$155,451

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company believes that gross unrealized losses as of September 30, 2011 and December 31, 2010, which are comprised of 3 and 21 investment securities respectively, represent a temporary impairment given the credit ratings on these investment securities and the short duration of the unrealized loss. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses at September 30, 2011, which represent 0.02% of the amortized cost basis of the Company’s total investment securities, resulted from changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

Restricted equity securities, which are carried at cost, consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corp., which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. Both the Bank’s stock in CBB Financial Corp. and the FHLB are restricted in the fact that the stock may only be repurchased by the issuer. Management also considers these investments when testing for impairment. On a quarterly basis, management reviews both institutions’ capital adequacy to ensure they meet minimum regulatory requirements.

Note 4. Loans Receivable

The Company segments its loan portfolio to capture the nature of credit risk inherent in its loans receivable. The major segmented components of loans at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Commercial	$16,294	$18,910
Commercial Real Estate	92,049	90,665
Consumer	11,483	11,758
Residential – Prime	119,305	127,669
Agricultural & Raw Land	16,008	13,704

	255,139	262,706
Allowance for loan losses	(6,001)	(5,148)

	$249,138	$257,558

Note 4. Loans Receivable, continued

Loans receivable include $55,000 and $89,000 in overdraft demand deposit accounts at September 30, 2011 and December 31, 2010, respectively.

Note 5. Allowance for Loan Losses

The following table presents activity in the allowance for credit losses for the nine months ended September 30, 2011 on a portfolio segment basis. Information for prior periods was not required to be retrospectively applied or restated. Therefore certain information for prior periods is presented in a different format than the one used for 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Commercial Real Estate	Consumer	Residential Prime	Agricultural & Raw Land	Total
Allowance for loan losses
Balance, January 1, 2011	$327,341	$1,640,142	$222,432	$2,891,175	$66,700	$5,147,790
Charge-offs	(44,242)	(1,547,537)	(57,979)	(3,714,002)	—	(5,363,760)
Recoveries	—	25,432	8,760	7,716	—	41,908
Provisions	193,451	1,713,734	44,288	4,213,013	10,514	6,175,000

Balance, September 30, 2011	$476,550	$1,831,771	$217,501	$3,397,902	$77,214	$6,000,938

Balance, January 1, 2010						$3,947,025
Provision charged to expense						2,655,000
Recoveries of amounts charged off						49,166
Amounts charged off						(2,618,884)

Balance, September 30, 2010						$4,032,307

September 30, 2011
Allowance for loan losses ending balances
Individually evaluated for impairment	$244,650	$455,071	$—	$1,099,102	$—	$1,798,823

Collectively evaluated for impairment	$231,900	$1,376,700	$217,501	$2,298,800	$77,214	$4,202,115

Loans receivable:
Ending balance - total	$16,294,043	$92,049,185	$11,482,861	$119,305,237	$16,008,277	$255,139,603

Ending balances:
Individually evaluated for impairment	$1,134,367	$7,641,889	$5,039	$13,508,736	$759,289	$23,049,320

Collectively evaluated for impairment	$15,159,676	$84,407,296	$11,477,822	$105,796,501	$15,248,988	$232,090,283

December 31, 2010
Allowance for loan losses ending balances
Individually evaluated for impairment	$72,541	$724,842	$—	$1,336,774	$—	$2,134,157

Collectively evaluated for impairment	$254,800	$915,300	$222,432	$1,554,401	$66,700	$3,013,633

Loans receivable
Ending balance - total	$18,910,125	$90,664,395	$11,758,153	$127,669,321	$13,703,678	$262,705,672

Ending balances:
Individually evaluated for impairment	$460,066	$8,870,708	$—	$16,437,447	$599,969	$26,368,190

Collectively evaluated for impairment	$18,450,059	$81,793,687	$11,758,153	$111,231,874	$13,103,709	$236,337,482

Note 5. Allowance for Loan Losses, continued

The following table presents impaired loans in the segmented portfolio categories as of September 30, 2011 and December 31, 2010. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded:
Commercial	$635,825	$635,429	$—	$619,683	$1,987
Commercial Real Estate	5,153,661	5,623,040	—	5,931,230	112,907
Residential - Prime	7,090,418	7,472,683	—	9,979,060	192,987
Consumer	5,053	5,039	—	5,774	443
Agricultural & Raw Land	759,289	759,289	—	448,550	24,321
With an allowance recorded:
Commercial	$499,451	$498,938	$244,649	$352,104	$2,146
Commercial Real Estate	2,487,974	2,597,121	455,071	2,590,708	55,277
Residential – prime	6,416,415	8,106,648	1,099,103	5,971,534	77,351
Agricultural & Raw Land	—	—	—	224,517	—
Total:
Commercial	$1,135,276	$1,134,367	$244,649	$971,787	$4,133
Commercial Real Estate	7,641,635	8,220,161	455,071	8,521,938	168,184
Residential - Prime	13,506,833	15,579,331	1,099,103	15,950,594	270,338
Consumer	5,053	5,039	—	5,774	443
Agricultural & Raw Land	759,289	759,289	—	673,067	24,321
December 31, 2010
With no related allowance recorded:
Commercial	$—	$—	$—	$221,963	$—
Commercial Real Estate	6,035,073	6,034,870	—	3,441,580	366,095
Residential - Prime	10,892,080	10,894,976	—	9,717,616	279,079
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691
With an allowance recorded:
Commercial	$460,066	$460,066	$72,541	$683,174	$—
Commercial Real Estate	2,835,739	2,835,838	724,842	1,494,664	110,159
Residential – prime	5,538,233	5,542,471	1,336,774	3,777,164	387,956
Total:
Commercial	$460,066	$460,066	$72,541	$905,137	$—
Commercial Real Estate	8,870,812	8,870,708	724,842	4,936,244	476,254
Residential - Prime	16,430,313	16,437,447	1,336,774	13,494,780	667,035
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691

Impaired loans with a balance at the end of the period are reflected in the Recorded Investment and Unpaid Principal Balance columns. The Average Recorded Investment represents the Bank’s average investment in those same loans during the period.

Note 5. Allowance for Loan Losses, continued

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2011 and December 31, 2010.

September 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$47,223	$5,924	$1,053,481	$1,106,628	$15,187,415	$16,294,043	$1,125
Commercial Real Estate	2,719,085	1,608,113	4,308,722	8,635,920	83,413,265	92,049,185	500,446
Consumer	129,081	25,555	23,359	177,995	11,304,866	11,482,861	4,931
Residential – Prime	2,932,144	1,151,626	8,596,978	12,680,748	106,624,489	119,305,237	454,900
Agricultural & Raw Land	—	322,045	—	322,045	15,686,232	16,008,277	—

Total	$5,827,533	$3,113,263	$13,982,540	$22,923,336	$232,216,267	$255,139,603	$961,402

December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$105,853	$—	$460,066	$565,919	$18,344,206	$18,910,125	$—
Commercial Real Estate	1,046,709	1,398,370	3,584,896	6,029,975	84,634,420	90,664,395	2,899,837
Consumer	202,065	55,450	33,108	290,623	11,467,530	11,758,153	—
Residential – Prime	4,669,092	1,539,408	9,901,533	16,110,033	111,559,288	127,669,321	2,364,886
Agricultural & Raw Land	—	72,000	37,411	109,411	13,594,267	13,703,678	37,324

Total	$6,023,719	$3,065,228	$14,017,014	$23,105,961	$239,599,711	$262,705,672	$5,302,047

Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments on nonaccrual loans are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments according to contractual terms and future payments are reasonably assured. The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Commercial	$1,052,356	$460,066
Commercial Real Estate	5,235,434	1,228,021
Consumer	—	17,244
Residential – Prime	8,982,429	7,218,796

Total	$15,270,219	$8,924,127

The Company uses several metrics as credit quality indicators of current or potential risks as part of the ongoing monitoring of the credit quality of its loan portfolio. The credit quality indicators are periodically reviewed and updated on a case-by-case basis. The Company uses the following definitions for the internal risk rating grades, listed from the least risk to the highest risk.

Excellent: The borrower is typically a long established, well seasoned company with a significant market position. It possesses unquestioned asset quality, liquidity, and excellent sales and earnings trends. Leverage, if present, is well below industry norms. Borrower appears to have capacity to meet all of its obligations under almost any circumstances. If a business, the borrowing entity’s management has extensive experience and depth.

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

Note 5. Allowance for Loan Losses, continued

Satisfactory: The borrower provides current financial information reflecting a satisfactory financial condition and reasonable debt service capacity. If borrowing is secured, collateral is marketable, adequately margined at the present time, and expected to afford coverage to maturity. Repayment understandings are documented, sources are considered adequate, and repayment terms are appropriate. Credit checks and prior experience, if any, are satisfactory. The borrower is usually established and is attractive to other financial institutions. If a business, the borrower’s balance sheet is stable and sales and earnings are steady and predictable.

Acceptable: While an acceptable credit risk to the Company, the borrower will generally demonstrate a higher leveraged, less liquid balance sheet and capacity to service debt, while steady, may be less well-defined. Repayment terms may not be appropriate for individual transactions. Borrower is generally acceptable to other financial institutions; however, secured borrowing is the norm. Collateral marketability and margin are acceptable at the present time but may not continue to be so. Credit checks or prior experience, if any, reveals some, but not serious, slowness in paying. If a business, its management experience may be limited or have less depth than a Satisfactory borrower. Sensitivity to economic or credit cycles exists, and staying power could be a problem.

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

Loss: A Loss rating should be applied when the borrower’s outstanding debt is considered uncollectible or of such little value that its continuance as a bankable asset is not warranted. This rating does not suggest that there is absolutely no recovery or salvage value, but that it is not practical or desirable to defer writing off the debt even though a partial recovery may be affected in the future.

For the consumer segment of the loan portfolio, the Company uses the following definitions:

Nonperforming: Loans on nonaccrual status plus loans greater than ninety days past due still and accruing interest.

Performing: All current loans plus loans less than ninety days past due.

Note 5. Allowance for Loan Losses, continued

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of September 30, 2011 and December 31, 2010.

September 30, 2011

	Commercial	Commercial Real Estate	Residential - Prime	Agricultural & Raw Land
Internal Risk Rating Grades:
Satisfactory or better	$9,499,365	$47,929,856	$62,248,859	$5,731,979
Acceptable	4,899,247	32,287,375	35,427,121	9,194,965
Special Mention	540,078	3,625,614	2,706,462	—
Substandard	1,355,353	8,206,340	18,922,795	1,081,333

Total	$16,294,043	$92,049,185	$119,305,237	$16,008,277

Consumer
Internal Risk Rating Grades:
Performing	$11,459,502
Nonperforming	23,359

Total	$11,482,861

December 31, 2010

	Commercial	Commercial Real Estate	Residential - Prime	Agricultural & Raw Land
Internal Risk Rating Grades:
Satisfactory or better	$10,743,831	$44,410,458	$62,905,204	$7,307,866
Acceptable	5,920,642	33,882,816	36,074,178	5,442,991
Special Mention	1,437,766	4,652,366	8,948,399	72,000
Substandard	807,886	7,718,755	19,741,540	880,821

Total	$18,910,125	$90,664,395	$127,669,321	$13,703,678

Consumer
Internal Risk Rating Grades:
Performing	$11,725,045
Nonperforming	33,108

Total	$11,758,153

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all loan restructurings that occurred on or after the beginning of the fiscal year of adoption, January 1, 2011, to determine whether they are considered troubled debt restructurings (“TDRs”) under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption, September 30, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $2.8 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss exposure was approximately $204,000.

Note 5. Allowance for Loan Losses, continued

The following is a schedule of loans that are considered Trouble Debt Restructurings for the nine months ended September 30, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$482,086	$372,396
Commercial Real Estate	3	1,640,195	1,578,811
Residential - prime	2	910,284	909,325

Total	6	$3,032,565	$2,860,532

The following is a schedule of loans that are considered Trouble Debt Restructurings for the three months ended September 30, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	3	$1,640,195	$1,578,811

Total	3	$1,640,195	$1,578,811

During the nine months ended September 30, 2011, the Bank modified six loans that were considered to be troubled debt restructurings. We extended the maturity date term for two of these loans, lowered the interest rate for one of these loans, and entered into forbearance agreements on three loans.

The following is a schedule of loans that had been previously restructured and have subsequently defaulted for the nine months-ended September 30, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$278,841	$278,841
Commercial Real Estate	2	767,052	705,668
Residential - prime	1	584,831	584,831

Total	4	$1,630,724	$1,569,340

The following is a schedule of loans that had been previously restructured and have subsequently defaulted for the three months-ended September 30, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential - prime	1	$584,831	$584,831

Total	1	$584,831	$584,831

During the nine months ended September 30, 2011, four loans that had previously been restructured, were in default, one of which went into default in the quarter. The Bank considers a loan in default when it is 90 days or more past due or on nonaccrual status.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings. All troubled debt restructurings are considered impaired loans. Loss exposure related to these loans are determined by management on a quarterly basis.

Note 6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if option contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company has no potentially dilutive securities outstanding. Therefore, the number of shares for basic and diluted earnings per share were 1,251,704, for the nine months ended September 30, 2011 and 1,247,588 for the nine months ended September 30, 2010. The number of shares for basic and diluted earnings per share were 1,252,554, for the three months ended September 30, 2011 and 1,248,583 the three months ended September 30, 2010.

Note 7. Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Nine Months Ended September 30,
	2011	2010
Net income (loss)	$(2,402,268)	$212,762
Other comprehensive income (loss):
Net change in unrealized appreciation on investment securities available for sale, net of taxes $(135,587) in 2011 and $(74,235) in 2010	263,199	144,103
Reclassified securities gains realized, net of taxes $901 in 2011 and $365 in 2010	(1,749)	(710)

Total comprehensive income (loss)	$(2,140,818)	$356,155

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments is as follows:

	September 30, 2011	December 31, 2010
Commitments to extend credit	$33,818,000	$33,502,000
Letters of credit	2,449,000	2,689,000

	$36,267,000	$36,191,000

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

Defined Benefit Pension Plan

The Company has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the nine and three months ended September 30 are as follows:

	Pension Benefits Nine Months Ended September 30,		Pension Benefits Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$196,392	$173,370	$65,464	$57,790
Interest cost	161,472	196,074	53,824	65,358
Expected return on plan assets	(171,954)	(230,931)	(57,318)	(76,977)
Amortization of net obligation at transition	—	—	—	—
Amortization of prior service cost	591	1,149	197	383
Amortization of net loss	27,828	12,444	9,276	4,148

Net periodic benefit cost	$214,329	$152,106	$71,443	$50,702

Employer Contributions

The Company paid a $300,000 contribution to the Defined Benefit Pension Plan during the first quarter of 2011. No additional contributions are expected in 2011.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

There were no significant transfers to or from Levels 1 and 2 during the reporting period ended September 30, 2011. The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands)
September 30, 2011	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Government-sponsored enterprises	$6,832	$—	$6,832	$—
State and municipal securities	7,484	—	7,484	—
Corporate securities	41	41	—	—

Total assets at fair value	$14,357	$41	$14,316	$—

(In Thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Government-sponsored enterprises	$6,135	$—	$6,135	$—
State and municipal securities	8,856	—	8,856	—
Corporate securities	52	52	—	—

Total assets at fair value	$15,043	$52	$14,991	$—

Note 10. Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Balances are net of specific reserves. Assets measured at fair value on a nonrecurring basis are included in the table below.

(In Thousands)
September 30, 2011	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$254	$—	$—	$254
Commercial Real Estate	2,033	—	1,588	445
Consumer	—	—	—	—
Residential – Prime	5,318	—	4,651	667
Agricultural & Raw Land	—	—	—	—

Total Impaired Loans	7,605	—	6,239	1,366
Other real estate owned	4,243	—	4,243	—

Total assets at fair value	$11,848	$—	$10,482	$1,366

(In Thousands)
December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$387	$—	$387	$—
Commercial Real Estate	2,111	—	368	1,743
Consumer	—	—	—	—
Residential - Prime	4,206	—	1,823	2,383
Agricultural & Raw Land	—	—	—	—

Total Impaired Loans	6,704	—	2,578	4,126
Other real estate owned	1,851	—	1,851	—

Total assets at fair value	$8,555	$—	$4,429	$4,126

Transfers into Level 3 during the quarter ended September 30, 2011 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and below the appraised value, resulting in no observable market price. For the nine months ended September 30, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
	Impaired Loans	Impaired Loans
Balance, January 1	$4,126	$293
Included in earnings	(1,809)	(111)
Transfers into Level 3	2,358	3,242
Transfer out of Level 3	(3,210)	(852)
Principal reductions	(99)	(189)

Balance, September 30	$1,366	$2,383

Transfers from Level 3 to Level 2 during the quarter resulted after the receipt of updated appraisals to determine loss exposure on certain impaired loans. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Note 10. Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$8,121	$8,121	$6,232	$6,232
Interest-bearing deposits with banks	24,477	24,477	12,691	12,691
Federal funds sold	481	481	1,728	1,728
Investment securities, available for sale	14,357	14,357	15,043	15,043
Investment securities, held to maturity	—	—	100	100
Restricted equity securities	548	548	581	581
Loans, net	249,138	246,727	257,558	256,398
Accrued interest receivable	1,118	1,118	1,339	1,339
Financial liabilities
Deposits	288,974	291,966	281,048	284,726
Accrued interest payable	478	478	520	520
Subordinated debt	235	328	—	—
Unused commitments	—	—	—	—

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

Subordinated debt: The fair values of the Company’s long-term debt were calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company’s non-performance risk.

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

Note 11. Dividend Reinvestment and Stock Purchase Plan, continued

The following is a summary of the shares of common stock issued from dividends reinvested and optional cash purchases.

	2011		2010
	Shares	Purchase Price	Shares	Purchase Price
First Quarter	1,061	$10.75	968	$15.50
Second Quarter	486	10.00	964	15.50
Third Quarter	1,321	9.00	1,062	14.50

Total Shares Issued	2,868		2,994

Note 12. Subordinated Debt

In August 2011, the Bank began issuing Subordinated Debt. Interest rates are fixed on the debt for the full term but vary by maturity and range from 6.75% on the debt with a 7 year maturity to 7.75% on the debt with a 10 year maturity. As the terms are greater than five years and the debt is subordinate to deposits and other borrowings, this debt is included in capital for purposes of calculating total risk based capital.

The maturities of the subordinated debt, as of September 30, 2011, are as follows:

2018	185,000
2021	50,000

Total	$235,000

Note 13. Common Stock Rights Offering

In September 2011, the Board of Directors of the Company approved a Common Stock Rights Offering (“Rights Offering”) to raise up to $4.8 million in additional capital. The Rights Offering is scheduled to take place in the fourth quarter of 2011. The Company expects to inject most of the net proceeds as capital into the Bank for various purposes and to strengthen the Bank’s capital position, specifically the Tier 1 leverage ratio.

The basic subscription right gives shareholders the opportunity to purchase an aggregate of 626,621 shares of common stock. For every two shares owned on the record date for the rights offering, the basic subscription right gives shareholders the opportunity to purchase one share. Shareholders exercising their subscription rights will maintain their same percentage of ownership, without dilution. Assuming all 626,621 shares are sold in the offering, 1,879,864 shares of common stock would be outstanding upon the completion of the offering, not inclusive of shares issued in connection with the Dividend Reinvestment and Stock Purchase Plan for the fourth quarter.

Note 14. Recent Accounting Pronouncements and Future Accounting Considerations

The following is a summary of recent authoritative announcements.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 4 and Note 5.

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 5.

Note 14. Recent Accounting Pronouncements and Future Accounting Considerations, continued

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

Note 15. Subsequent Events

Defined Benefit Pension Plan

On October 5, 2011 the Bank announced to its employees that effective December 1, 2011, benefit accruals under the Defined Benefit Pension Plan will cease. With the change, benefits will no longer increase as a result of additional years of service or changes in compensation. Future years of service will continue to count toward vesting in benefits under the plan and/or eligibility for retirement under the plan. In all other respects, the plan remained unchanged.

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

Results of Operations

The net loss for the nine months ended September 30, 2011 amounted to $(2,402,268) compared to net income of $212,762 for the same period last year, representing a decrease of $2,615,030. Both basic and diluted earnings per share decreased $2.09 from $0.17 at September 30, 2010 to $(1.92) at September 30, 2011. The decrease in net income and earnings per share is primarily due to a higher provision for loan losses.

Interest-earning assets decreased $5,304,425 to $295,002,944 at September 30, 2011 from $300,307,369 at September 30, 2010. Total interest income decreased in the first nine months of 2011 as compared to the first nine months of 2010 due primarily to a decrease in fees on loans and a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio, and a decrease in earnings on federal funds sold. The decrease was partially offset by interest earned on deposits at correspondent banks and dividend income. Interest-bearing liabilities decreased $6,554,180 to $250,516,954 at September 30, 2011 from $257,071,134 at September 30, 2010. Interest expense decreased during the period due to interest-bearing deposits repricing at lower interest rate levels. Net interest income for the nine months ended September 30, 2011 increased by $25,145 compared to the same time period in 2010.

The provision for loan losses was $6,175,000 for the nine months ended September 30, 2011 and $2,655,000 for the nine months ended September 30, 2010. Bank management increased the provision for loan losses in 2011 in response to continuing high levels of impaired loans and loan delinquencies, a stale local real estate and housing market, especially in the Smith Mountain Lake portion of our service area, the slow pace of the economic recovery, and other general economic and industry uncertainties. Given the current economic climate in which we operate and to ensure the most relevant data is being used in the allowance for loan losses estimation model, the model’s historical loss period, including the current year, is three years. (A more detailed description of that model can be found under “Allowance for Loan Losses” in the Company’s Form 10-K, filed March 29, 2011.) Impaired loans remain at higher levels than in normal economic times. The loss exposure related to the underlying collateral values of collateral dependent loans was estimated by management based on current and adjusted appraisals, including an estimate for selling costs. Management also performed discounted cash flow analysis on non-collateral dependent loans. The general component of the model provides for potential losses from non-impaired loans based on historical loss experience and other factors, including an internal analysis of economic trends. For the unallocated component, economic statistical data is obtained from a professional third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the financial impact of current and forecasted economic trends of loans in our portfolio. The results of the estimated losses on specific loans combined with the general or unallocated component represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. Management continually evaluates the adequacy of the loan loss reserve and believes that the provision and the resulting allowance for loan losses are adequate and appropriate for the overall risk in the portfolio. However, should economic conditions stagnate or worsen, especially if real estate sales slow or depreciation of real estate values continues, our customer base in the real estate sector may continue to struggle, potentially necessitating additional provisions to the allowance for loan losses.

Net charge-offs for the nine months ended September 30, 2011 amounted to $5,322,000 compared to $2,570,000 for the same time period in 2010. The net charge-offs in 2011 are the result of problem loans primarily for residential properties, commercial real estate, and investment rental properties associated with multiple borrowers. These loans were previously identified as impaired with specific reserve amounts. The negative trend in charge-offs is anticipated to continue in 2011 until the economy, sustained by more stable real estate values, sales activity, and stronger employment, significantly improves. These charge-off trends are considered in the quarterly review of the allowance for loan losses and have a negative impact on the allowance for loan losses as they both reduce the levels of reserves and increase historical loss experience which is an input to the calculation of general reserves.

Noninterest income increased by 4.96% to $1,528,766 for the nine months ended September 30, 2011 compared to $1,456,505 for the nine months ended September 30, 2010. We attribute this increase primarily to income generated from service charges on deposit accounts such as overdraft fees and debit and credit card usage, other income generated from automated teller machine usage, and debit and credit card related income, offset by a decrease in mortgage origination fees. For the nine months ended September 30, 2011, noninterest expense increased by $514,726 or 7.60%, to $7,287,416 compared to $6,772,690 at September 30, 2010. The increase is primarily a result of an increase in expenses related to foreclosed assets.

The net loss for the three months ended September 30, 2011 was $(954,690) compared to net loss of $(359,175) for the same period last year, representing an increase of $595,515 or 165.80%. Both basic and diluted earnings per share decreased $0.47 from $(0.29) at September 30, 2010 to $(0.76) at September 30, 2011. The decrease in net income is attributable primarily to a higher provision for loan losses. Total interest income decreased during the three-month period compared to the same three-month period in 2010 due primarily to a decrease in income generated from earning assets, such as loans and investment securities earning lower interest rates. However, the decrease in interest income was more than offset by lower interest expense as interest-bearing deposit liabilities repriced at lower interest rates. The combined effect resulted in net interest income increasing by $46,680 in the three months ended September 30, 2011 as compared to the same period in 2010.

Following management’s third quarter evaluation of the allowance for loan losses, we recorded a provision for credit losses of $2,050,000 for the quarter ended September 30, 2011 compared with $1,430,000 for the quarter ended September 30, 2010. The increase in the provision was required for the general component of the model to cover potential losses from non-impaired loans based on historic loss experience and for loss exposure related to the decreases in underlying collateral values of certain impaired loans, including an appropriate estimate for selling costs based on recent historical sales experience.

Noninterest income increased by $18,018 or 3.71% for the three months ended September 30, 2011 compared to the same quarter in the previous year. The increase is primarily attributable to income derived from service charges on deposit accounts and other income related to debit and credit card usage, partially offset by a decrease in mortgage origination fees. Noninterest expense for the three months ended September 30, 2011 increased by $325,593 or 14.05% over the same quarter in the previous year. The increase is attributable primarily to expenses related to foreclosed assets.

Financial Condition

Overall loan demand has been soft in our operating markets during 2011. Total loans decreased $7,566,070 during the nine months ended September 30, 2011. Deposits increased by $7,926,571. The decrease in loans combined with the increase in deposits increased liquid funds by $10,789,214, which were held as interest-bearing deposits with banks and federal funds sold. At September 30, 2011 federal funds sold and interest-bearing deposits with banks amounted to $24,708,199, compared to $13,918,985 at December 31, 2010. Investment securities, including restricted equity securities, decreased $818,790 as a result of maturing, called or redeemed investment securities. Given the current interest rate environment and investment opportunities, management elected to invest primarily in the overnight market. Total assets increased by $5,907,101 from $309,484,731 at December 31, 2010 to $315,391,832 at September 30, 2011.

Stockholders’ equity totaled $23,702,002 at September 30, 2011 compared to $25,864,681 at December 31, 2010. The $2,162,679 decrease during the period was the result of the net loss for the nine months, dividends paid, partially offset by an increase in the market value of securities that are classified as available for sale and common stock issued under the Dividend Reinvestment and Stock Purchase Plan.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $19,513,261 at September 30, 2011 and $10,774,792 at December 31, 2010. The increase is primarily due to the overall increase in nonaccrual loans discussed below. Although this represents a substantial increase in nonperforming assets, most of these loans are secured by collateral which will help mitigate loss exposure.

Nonaccrual loans were $15.3 million at September 30, 2011 and $8.9 million at December 31, 2010. Of the $6.4 million dollar increase in 2011, $5.0 million in new additions were added in the third quarter and were primarily comprised of loans to businesses in the commercial and commercial real estate loan segments of our portfolio. Approximately one-third of the third quarter additions were related to one borrower and related interests. The increase in nonaccrual loans resulted in the reversal of approximately $152,000 of interest income. In addition, total nonaccrual loan balances have significantly increased our nonearning assets, which will continue to have a financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms. Many of these loans that became nonaccrual in 2011 were already on our watchlist but were performing under the original or revised loan terms. In the third quarter, a number of borrowers failed to satisfy loan requirements, meet commitments previously made to Bank management, maintain appropriate levels of Debtor-In-Possession funds to cover future loan payments, or otherwise failed to perform, resulting in the loans being placed on nonaccrual status.

Loans, including troubled debt restructurings, are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. A loan that is placed as nonaccrual does not mean that we will not recover much of or all the principal balance due. In most cases, we have a secured interest in collateral, such as real property or equipment. Sales of the collateral will not always cover the full loan amount, but it should offset some of this risk. We recognize that real estate collateral may be difficult to liquidate at desired values in the current economic climate. Additionally, the sale of our collateral could be a slow process and further hampered by the sales efforts of other lenders in the same market.

A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $23.0 million at September 30, 2011 compared to $26.4 million at December 31, 2010. While the review of our loan portfolio in the third quarter of 2011 identified three additional loans as impaired, the overall balance of impaired loans, and their related loss exposure, decreased as a result of the net effect of charge-offs, payments received, and changes in loss exposure or liquidation costs. The specific reserve component of the allowance for loan losses has decreased by approximately $335,000 from December 31, 2010 to September 30, 2011. At September 30, 2011, $1.8 million, or 30.0%, of the $6.0 million total allowance for loan losses was allocated for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms. We will take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

Foreclosed assets consisted of seventeen properties totaling $4,243,042 at September 30, 2011. Each quarter, management evaluates the carrying value of these properties to determine if write-downs to lower market values are warranted. During the third quarter of 2011, the bank recorded a write-down on foreclosed properties in the amount of $474,138. Also during the third quarter, the Bank foreclosed on three properties, sold foreclosed properties related to three loans, and exchanged one foreclosed property. The sales activity of these properties resulted in a net gain of $4,922 during the third quarter. All foreclosed properties are currently being marketed for sale, and no additional material loss is anticipated. Bank management acknowledges that the uncertainty in the residential real estate market could result in future write downs during the holding phase, if updated annual property valuations result in lower collateral values. The Bank had loans approximating $1,114,000 secured by 1-4 family residential properties in the process of formal foreclosure at September 30, 2011.

The Bank continues to make a conscious effort to attempt work-out loan situations with past due customers. In some cases, loan restructuring is appropriate. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. At September 30, 2011, troubled debt restructurings, including performing and nonperforming TDRs, including those loans modified prior to the adoption of ASC 310-10-35, totaled $8.9 million, and were spread among all loan categories. Of the $8.9 million, loans restructured during 2011 totaled $2.9 million at September 30, 2011. While bank management supported a philosophy of working with our customers during this economic cycle and had some general success in the past, we have had more limited success in 2011. Of the six loans restructured in 2011, we extended the maturity date term for two of these loans, lowered the interest rate for one of these loans, and entered into forbearance agreements on three loans. Of the six loans, four loans, totaling $1.6 million, have subsequently defaulted, either becoming 90 days or more past due or being placed on nonaccrual status. A significant amount of management’s time continues to be focused on our asset quality issues.

Subordinated Debt

In August 2011, the Bank began issuing Subordinated Debt agreements with local investors in a strategic effort to improve the Total Risk Based Capital Ratio over the long-term. The notes bear terms of 7 and 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Interest rates range from 6.75% on the 7 year note to 7.75% on the 10 year note. As of September 30, 2011, the balance outstanding was $235,000. Since their terms are greater than five years and the debt is subordinate to deposits and other borrowings, this debt is counted with capital for purposes of calculating the total risk based capital ratio. The notes are debt instruments and are anti-dilutive to our shareholders.

Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, general portfolio risk, and other factors.

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

At September 30, 2011, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 9.9% compared to 10.6% at December 31, 2010. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 9.9% at September 30, 2011 and 10.6% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

At September 30, 2011, the Bank’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.2% compared to 11.8% at December 31, 2010. The Company’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.3% at September 30, 2011 compared to 11.9% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum ratio of 8.0%.

At September 30, 2011, the Bank’s Tier 1 leverage ratio (Tier 1 capital divided by quarterly average assets) was 7.7% compared to 8.3% at December 31, 2010. At September 30, 2011, the Company’s Tier 1 leverage ratio (Tier 1 capital divided by quarterly average assets) was 7.7% compared to 8.4% at December 31, 2010. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

Management believes, as of September 30, 2011, that the Company and the Bank met all capital adequacy requirements to which we are subject to be considered a “well capitalized” financial institution, although our regulators encourage higher levels given the risk profile of our nonperforming assets. As a result, management is developing and implementing strategies to strengthen the Bank’s Tier 1 leverage ratio.

On September 29, 2011, the Board of Directors of the Bank and Company approved a Common Stock Rights Offering to raise capital with a maximum cap of approximately $4.8 million. This offering permits each holder of common stock to purchase additional shares equal to approximately one-half of the shares held by that shareholder, at the price set in the offering. We expect the Rights Offering to take place in the fourth quarter of 2011. We expect to utilize most of the net proceeds for various Bank purposes and to strengthen the Bank’s capital position.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. During 2011 the Bank’s liquidity has increased due in part to soft loan demand, investments called prior to maturity, and an increase in deposits. With limited attractive investment opportunities, the Bank’s interest-bearing deposits with banks was $24.2 million at September 30, 2011 compared to $12.2 million at December 31, 2010, as the Bank held funds with the Federal Reserve Bank of Richmond to earn interest income on excess reserves. The Bank uses cash and federal funds sold to meet its daily funding needs. When our funding needs are met through holdings of excess cash and federal funds, earnings are mildly sacrificed as we forego higher-yielding investments in the interest of liquidity. Therefore, management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level of liquidity.

Federal funds lines and repurchase agreement lines available from correspondent banks totaled $18.0 million at September 30, 2011 and December 31, 2010. There were no material changes in the Company’s volume of secondary liquidity sources at September 30, 2011. There was no balance outstanding on these lines at September 30, 2011 or December 31, 2010.

The secondary liquidity source for both short-term and long-term borrowings consists of a $14.7 million secured line of credit from the Federal Home Loan Bank at September 30, 2011 compared to $12.9 million at December 31, 2010. The $1.8 million increase is due to the identification and pledging of additional loans in our portfolio to serve as eligible collateral. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At September 30, 2011, a $6.0 million letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was utilized from this line of credit, leaving approximately $8.7 million of available credit for secondary liquidity needs. Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at September 30, 2011 or December 31, 2010.

The Bank has an approved $1.0 million Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at September 30, 2011 or December 31, 2010.

The Bank is a participating institution in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a technology-based service that the Bank can incorporate into its traditional product offering. The service uses a web based application that allows participating institutions across the country to swap, sell, or buy deposits from other members. The CDARS program can be used to attract new deposits, diversify our funding sources, and manage liquidity.

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either held as excess balance deposits at the Federal Reserve Bank, reinvested in federal funds sold, fund any loan demand or deposit withdrawal fluctuations, or reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a majority of its investment portfolio in unpledged assets that have less than a five year average life to maturity. These investments are a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic filings with the Securities and Exchange Commission.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on the Form 10-K on March 29, 2011

3(ii).[1]	Amended and restated Bylaws filed on the Form 8-K on October 14, 2008.

10.4[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002. Terminated effective November 30, 2010

10.5[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

10.6[1,2]	Employment Agreement filed as Exhibit 10.6 on the Form 8-K on January 5, 2010

10.7[1]	2009 Incentive Stock Plan filed as Appendix B on the Schedule 14A on March 27, 2009

10.8[1]	Dividend Reinvestment and Stock Purchase Plan filed on the Form S-3D on September 10, 2009. Replaced by Amendment No. 1 to Form S-3 filed January 11, 2011, referenced in Exhibit 10.14

10.9[1,2]	Employment Agreement filed as Exhibit 10.9 on the Form 8-K on November 30, 2010

10.10[1,2]	Employment Agreement filed as Exhibit 10.10 on the Form 8-K on November 30, 2010

10.11[1,2]	Noncompete and Change of Control Agreement filed as Exhibit 10.11 on the Form 8-K on November 30, 2010

10.12[1,2]	Confidentiality and Change of Control Agreement filed as Exhibit 10.12 on the Form 8-K on November 30, 2010

10.13[1]	2011 Annual Executive Bonus Plan filed as Exhibit 10.13 on the Form 8-K on November 30, 2010

10.14[1]	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 1 to Form S-3 January 11, 2011

10.15[1]	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 2 to Form S-3 September 9, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date:	November 9, 2011	By:	/s/ H. WATTS STEGER, III
H. Watts Steger, III
Chief Executive Officer

Date:	November 9, 2011	By:	/s/ MICHELLE A. CROOK
Michelle A. Crook
Chief Financial Officer