Form 10-K
period 2011-12-31
BOTETOURT BANKSHARES INC
filed 2012-03-23
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer (1,102,741 shares) computed by reference to the closing price of such stock was $9,517,120 as of June 30, 2011.

The number of shares of outstanding common stock of the issuer as of March 23, 2012 is 1,409,519.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 26, 2012 to be delivered to shareholders in connection with the annual meeting of stockholders to be held May 16, 2012, are incorporated by reference into Form 10-K Part III, Items 10, 11, 12, 13 and 14.

Botetourt Bankshares, Inc.

Form 10-K

December 31, 2011

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

Location and Service Area

A substantial portion of the Company’s market is located in the larger Roanoke Valley Metropolitan Statistical Area (“MSA”). This MSA varies widely with a medium-sized city, large rural base, mostly small businesses in many different manufacturing and service industries, and significant governmental employment. The Roanoke MSA is the commercial center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northeast of Charlotte, North Carolina, 178 miles southeast of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Virginia Western Community College, Roanoke College, Hollins University, Jefferson College of Health Sciences, National College, Skyline College, Dabney S. Lancaster Community College, Virginia Military Institute, Washington and Lee University, and Southern Virginia University are located in Bank of Botetourt’s market areas. Virginia Tech and Radford University are each a 45-minute drive. Virginia Tech and Carilion Health Systems jointly operate a private medical school, located in downtown Roanoke, adjacent to Carilion Roanoke Memorial Hospital. The Roanoke Higher Education Center along with Greenfield Education & Training Center, located in Botetourt County, makes higher education and workforce training accessible in the region.

The United States Census Bureau estimated that the Roanoke MSA population was 308,700 at the end of 2010. The population is projected to grow to 310,000 by 2020 and to reach 325,000 by 2030. Unemployment in the Roanoke MSA has fared better than the national unemployment rate. As of December 2011, the Roanoke MSA had an unemployment rate of 6.4% compared to 8.5% for the United States and 6.1% for the Commonwealth of Virginia. However, like the United States, the Roanoke MSA has experienced a decline in economic activity due to the economic downturn. Unemployment, though improving, remains historically high. Prior to the recession, unemployment consistently ranged from 3% to 4% compared to 6% and 7% for the past few years. It appears that the local unemployment peaked at 8.4% percent in January 2010, but it has yet to return to the levels seen prior to the recession. Building permit activity in the Roanoke MSA has also shown a sharp decline during the recession. Permits declined significantly in 2008 and 2009. Both 2010 and 2011 have shown a minimal increase over 2009’s low. Building permits remain at half the level experienced in 2008, but it appears that the bottom was reached in 2009. The Roanoke Valley has suffered from the economic recession, but indicators suggest that troughs have been reached for the local economy.

Over 8,600 businesses operate in the Roanoke MSA. The business community in the Roanoke MSA is diverse and thus the region is not heavily reliant on one industry. The principal components of the economy are government employment, health care, retail trade, and manufacturing. The Roanoke MSA’s position as a regional center creates a strong medical, legal, and business professional community. Carilion Health Systems, Lewis-Gale Hospital, and the Veterans Administration Hospital are among the area’s largest employers. They do not directly affect the Company’s performance since these employers are not close to the Bank’s current branch locations. Other large employers include Roanoke County and City government and schools, Wells Fargo, The Kroger Company, Warsaw Health Center, Allstate Insurance Company, Botetourt County School Board, Yokohama Tire Corporation, M.W. Manufacturers, Advance Auto Parts, and the U. S. Postal Service. Major employers located directly in the Bank’s branch market of Rockbridge County, Botetourt County and northeast Roanoke County include the local school districts, HSN Fulfillment, Dynax America Corporation, and Wal-Mart.

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

Other Bank services include safe deposit boxes, notary public, Medallion signature guarantees, consumer online banking, bill payment and e-statements, cash management services through business online banking, wire transfers, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate proprietary automated teller machines and offer surcharge free ATMs at Sheetz locations and by participating in the No SUR program, a network of surcharge-free ATMs. We also offer VISA credit and debit card services, and ID Reclaim, an identity theft protection service.

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

Lending Activities

The Bank’s lending products include commercial, real estate, consumer, residential, agricultural and land loans. The loan portfolio constituted 87.31% of the earning assets of the Bank at December 31, 2011 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s lenders have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Management Loan Committee for approval. The Management Loan Committee is composed of the Bank President and CEO, Chief Risk Officer, Vice President—Credit Administration, senior commercial lending officers, any other officers deemed necessary, and a committee secretary. Any aggregate credit that exceeds the authority of the Management Loan Committee is forwarded to the Loan Committee for a decision. Voting members of the Loan Committee include the Company Chairman and CEO, Bank President and CEO, Senior Vice President – Mortgage and Financial Services, Senior Vice President – Business Banking and Commercial Lending, and three outside directors. Non-voting members include the Senior Vice President and Chief Risk Officer, the Vice President of Credit Administration, and other commercial lenders. All aggregate credits that exceed the Loan Committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The Loan Committee not only acts as an approval body to ensure consistent application of the Bank’s loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

In 2011, the Bank segmented its gross loans among five broad categories to monitor our lending activities. The largest category of loans, comprising of 46.6% of the loan portfolio, was prime residential loans. Commercial real estate lending added another 35.5% of the loan balance. Smaller loan categories making up the balance of the loan portfolio were agricultural and raw land, commercial, and consumer at 7.1%, 6.5% and 4.3%, respectively.

All loans in the Bank’s portfolio are subject to risk from the condition of the economy in the Bank’s area and also that of the nation. In general, the Bank has used and continues to use appropriate loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. In particular, this policy helped reduce exposure on real estate loans. The Bank does not engage in sub-prime lending activities. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. While we have not avoided all risks and loan losses, especially those geographically related to the Smith Mountain Lake market, these processes have helped protect us during the recessionary period and subsequent economic recovery. Government guarantees of loans are used when appropriate but apply to a very small percentage of the portfolio. Commercial loans are evaluated by collateral value and cash flow, including the ability to service debt. Ideally, businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not critically affected by downturns in the economy. Bank management recognizes that the most recent recession was severe in both magnitude and duration and had greater consequences for business customers than more typical economic cycles. However, due to the diversity of business, commercial, and employment opportunities, the Roanoke region experienced a milder recession than the nation.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised 74.77% of the Bank’s total deposits at December 31, 2011. Certificates of deposit in denominations of $100,000 or more represented the remaining 25.23% of deposits at year end. Large denomination certificates of deposit have historically remained a stable source of funds at our Bank. At December 31, 2011 the Bank had one brokered deposit in the amount of $250,000.

The Bank is a participating institution in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a technology based service that the Bank can incorporate into its traditional product offering. The service uses a web based application that allows participating institutions across the country to swap, sell, or buy deposits from other members. The CDARS program has limitations but can be used to attract new deposits, diversify our funding sources, and manage liquidity.

Company Website and U.S. Securities and Exchange Commission Filings

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

Employees

At December 31, 2011, the Company had 84 full time and 13 part time employees, none of whom are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Competition

The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, many of the Company’s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislations have heightened the competitive environment in which financial institutions must conduct their business. Accordingly, the potential for competition among financial institutions of all types has increased significantly.

We compete by relying upon specialized services, responsive handling of customer needs, and personal contacts by our officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions, like the Bank, tend to compete primarily by a combination of rate and personal service.

Currently, in Botetourt County, the Company competes with six other commercial banks that operate 13 branches in the County. In the Federal Deposit Insurance Corporation’s (“FDIC”) Summary of Deposits for June 30, 2011, the Company held 37.32% of the deposits in Botetourt County, which represents the largest market share of all financial institutions. In Rockbridge County, the Company competes with seven other financial institutions that operate 9 offices and held 16.78% of the market share of deposits. In Roanoke County, the Company competes with 12 other commercial banks that operate 33 offices and held 4.36% of the market share of deposits. In Franklin County, the Company competes with eight commercial banks operating 18 offices and held 0.86% of the market share of deposits.

Government Supervision and Regulation

The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework that applies to the Company and the Bank. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described, although violations of such laws and regulations could result in supervisory enforcement action against the Company or the Bank. The following descriptions summarize the material terms of the principal laws and regulations and are qualified in their entirety by reference to the applicable laws and regulations:

General

The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“The Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. From our perspective, the Dodd-Frank Act primarily did the following:

•

Created the Financial Stability Oversight Council charged with identifying systemically important institutions, whose distress or failure could imperil our financial stability, and recommending enhanced prudential standards for such institutions.

•	Established an orderly liquidation regime for such systemically important institutions in an effort to end “too-big-to-fail”.

•	Required originators and securitizers of mortgage loans to retain part of the loan assets that are bundled into securities in order to incent them to exercise more caution.

•	Established a regulatory framework for derivatives and places limitations on bank proprietary trading.

•	Provided more stringent capital requirements for banks.

•	Established regulatory oversight of the credit rating agencies through the SEC.

•

Created a new Bureau of Consumer Financial Protection with broad authority to write rules to protect consumers. At the federal level, the FDIC will continue to examine us for compliance with such rules.

•	Added significant new requirements relating to residential mortgage loans, including a requirement that originators determine a consumer’s ability to repay a loan.

Many aspects of the The Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on our Company, our customers and the financial industry in general. The following provisions are expected to directly impact our Company:

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

•

The Act required the FDIC to base deposit insurance assessments on an insured depository institution’s total consolidated assets minus its tangible equity, rather than on its deposit base (subject to adjustment for custodial banks and bankers’ banks). Basing assessments on assets rather than deposits should benefit smaller banks and adversely impact larger banks, as small banks rely more on deposits to fund lending than larger banks do.

•

The Act made permanent the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	The Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

•	The Act established minimum standards for mortgages, defined high cost mortgages, and specified licensed appraiser requirements.

•

The Company will have to comply with provisions related to executive compensation and corporate governance such as say on pay and clawback provisions on incentive compensation, although the effective date has been extended for smaller reporting companies such as our Company.

•	The Act revised the accredited investor standard for raising capital in a private offering.

•

The Act exempted small issuers that are neither a large accelerated filer nor an accelerated filer from complying with the Section 404(b) internal control rules of the Sarbanes-Oxley Act. The Act also directs the SEC to conduct a study to determine how to reduce compliance costs under Section 404(b) for companies with market capitalization between $75 million and $250 million.

The implications of the The Act for our Company will depend to a large extent on the manner in which rules adopted pursuant to The Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of The Act. Our Company continues to analyze the impact of rules adopted under The Act. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. It comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. Compliance with this complex legislation and with subsequent Securities and Exchange Commission rules has since been a major focus of all public corporations in the United States, including the Company. Among the many significant provisions of the Sarbanes-Oxley Act, Section 404 and related Securities and Exchange Commission rules created increased scrutiny by management, the internal audit department, and external auditors of our systems of internal controls over financial reporting. Dodd-Frank eliminated the auditor attestation of Section 404 of the Sarbanes-Oxley Act of 2002 for smaller reporting companies like Botetourt Bankshares, Inc. However, the Company’s certifying officers must still attest to the effectiveness of the Company’s internal controls.

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

The Federal Reserve Act restricts the amount and prescribes conditions with respect to loans, investments, asset purchases and other transactions between the Company and the Bank. These restrictions, known as Transactions with Affiliates, limit the freedom of the Company and the Bank to engage in transactions between them. The Bank is subject to restrictions on the aggregate amount, terms and risks associated with extensions of credit to executive officers, directors, principal shareholders, and their related interests. Dodd-Frank significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization.

As a state-chartered bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (“Bureau”). The Bank, not a member bank of the Federal Reserve System, is also subject to regulation, supervision and examination by the FDIC. Federal and Virginia laws govern the activities in which the Bank may engage, the investments that it may make and limit the aggregate amount of loans that may be granted to one borrower to 15% of the bank’s capital and surplus. Various consumer and compliance laws and regulations also affect the Bank’s operations.

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

The FDIC has authority to impose special assessments from time to time. In February 2009, the FDIC amended the restoration plan for the Deposit Insurance Fund (“DIF”). The plan imposed an emergency special assessment on all banks during 2009 in an effort to restore the Deposit Insurance Fund to an acceptable level. The special assessment increased the Bank’s insurance premiums expense by $140,000, or approximately 20% of the total expense incurred by the Bank to provide FDIC insurance coverage for our customers in 2009. There was no special assessment in 2011 or 2010.

In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with the risk-based assessment for the third quarter of 2009. This amounted to approximately $1.6 million for the Bank, which will be expensed over the three year period. The Bank had adequate funds to remit this payment that was substantially higher than a typical quarterly deposit insurance assessment. At December 31, 2011, $736,000 in prepaid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by Dodd-Frank. Under the new restoration plan, the FDIC ceased the uniform three-basis point increase in initial assessment rates. It maintains the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.

In November 2010, the FDIC issued a final rule to implement provisions of Dodd-Frank that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by Dodd-Frank.

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

The Company did not participate in the U.S. Treasury’s Department’s Capital Purchase Program (“TARP”). We are committed to remain well-capitalized. The Company offers a Dividend Reinvestment and Stock Purchase Plan to our stockholders. The plan is beneficial to both our stockholders and Company. First, it allows our stockholders the opportunity to increase their investment in the Company in an efficient manner without the normal costs associated with equity purchases. Secondly, it provides the Company an additional opportunity to maintain the appropriate level of capital necessary without substantial costs associated with a new equity offering.

The Basel Committee provides a framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in in 2019, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Our Company’s size and current status of no on-balance sheet foreign exposure excludes us from the requirements of Basel III.

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

The FDIC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as our Company, that are not “large, complex banking organizations”. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. Our Company’s Chief Risk Officer reviews all incentive compensation agreements to ensure that risk tolerance is appropriate and aligned with incentive compensation rules and guidance.

In October 2011, the SEC Division of Corporate Finance issued new guidance describing disclosures of cybersecurity incidents and attacks and the prevention and remediation measures and expenses that public companies have or may suffer. The Bank has in place an online banking channel, electronic mail services and select various systems which correspond with external public and private networks not owned or operated by us. The Bank’s online banking services are outsourced to a national firm specializing in internet banking and protecting its clients from cyber attacks. Methods of defense include but are not limited to Secured Socket Layer (“SSL”) security, multifactor authentication and Internet Protocol (“IP”) white listing. The Bank also utilizes the services of an intrusion prevention firm to secure our inbound internet channels with real time monitoring and blocking of malicious activity. Event log monitoring activities are in place by the bank’s Information Technology staff and notifications are setup if abnormalities are detected. At December 31, 2011, the Bank has not experienced any significant security incidents. Adequate insurance coverage is in place should an incident pose financial and/or reputational risk.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. Virtually all of the cash revenues of the Company results from dividends paid to the Company by the Bank. Under Virginia law, a Virginia chartered bank may not declare a dividend in excess of its retained earnings. As a Virginia corporation, the Bank may not declare a dividend if, after the dividend, it cannot pay its debts as they become due. A bank may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized”, as defined in regulations of the FDIC. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. In April 2011, the Board of Directors voted to suspend common shareholders’ dividends.

Community Reinvestment

The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-to-moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or other facility. The Company strives to meet the credit needs of all aspects of its market, consistent with safe and sound banking practices. Bank of Botetourt received an “Outstanding” rating, as publicly disclosed in its most recent CRA examination report issued by the FDIC in December 2008. The Bank is being examined under the Intermediate Small Bank examination procedures during the first quarter of 2012, due to growth in assets.

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

It seems that the worst of the economic downturn is in the past, but the economy still has many resources that are being underutilized. The national unemployment rate for January 2012 was 8.3%. This is a higher rate than most economists would consider to be the natural rate of unemployment, but it is down considerably from the 10% peak in October 2009. Economic growth’s story is similar to unemployment: gross domestic product has improved from the worst of the recession when the economy was contracting, but its recent levels are still considered subpar. For 2012, the consensus economists’ prediction for gross domestic product is 2.3%. While positive, this is not the level that will quickly bring down the unemployment rate. Inflation, one of the main determinants of interest rates, continues to be close to or within the Federal Open Market Committee’s comfort zone of less than 2 percent on an annual basis. As long as inflation and inflation expectations remain in check, it is likely that interest rates will remain low. Inflation is forecasted to remain close to 2% through 2014, coinciding with the Federal Reserve’s statement of holding interest rates low through the same time period. The economy is showing improvement compared to the negative results from earlier in the downturn. However, it looks like a return to strong economic growth and low unemployment will take several years.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on the NASDAQ Stock Market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions between stockholders. The high and low selling prices of our Common Stock are based on information available to the Company. However, there may have been other transactions at other prices not known to the Company. As of March 1, 2012, there were approximately 915 record holders of Common Stock.

Market Price

	High	Low
2010:
1st Quarter	$17.00	$12.25
2nd Quarter	15.00	12.57
3rd Quarter	15.00	10.50
4th Quarter	15.00	8.25

2011:
1st Quarter	$10.75	$8.57
2nd Quarter	9.50	8.50
3rd Quarter	9.00	8.50
4th Quarter	10.75	7.65

Dividends Declared

2010
January	$0.08
April	0.08
July	0.08
October	0.08

2011
January	$0.04

On April 27, 2011, the Board of Directors voted to suspend common shareholders’ dividends.

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

The following table summarizes the equity compensation plan as of December 31, 2011:

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information in this report may include “forward-looking statements” as defined by federal securities law. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. Although the Company believes that its assumptions regarding these forward-looking statements are based on reasonable assumptions, actual results could differ materially. The forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Changes in general local, regional and national economic and business conditions in the Company’s market area, including downturns in certain industries

•	Changes in deposit composition and controlling the growth of deposits

•	Changes in banking laws, compliance, and the regulatory climate of the Company

•	Changes in interest rates and the management of interest rate risk

•	Demand for banking services, both lending and deposit products, in our market area

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values

•	Changes in loan quality, delinquencies and defaults by our borrowers

•	Further decline in the market value of real estate in the Company’s markets

•	Increased regulatory scrunity could require considerable time and attention of our management and board of directors

•	Attraction and retention of key personnel, including the Company’s management team and directors

•	Changes in technology, product delivery channels, and end user demands and acceptance

•	Changes in consumer spending, borrowings, and savings habits

•	The soundness of other financial institutions

•	Risks related to cyber incidents

•	Government intervention in the U.S. financial system

•	Changes in accounting principles, policies, and guidelines

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

The past year continued to be a challenging one for the banking industry, domestically and globally. Additional financial institutions failed, although at a slower pace than in the prior year, and enforcement actions by regulatory agencies continued to be published, both of which further eroded the public’s confidence in our economic and banking systems. The industry continues to await new regulations and implementation timelines related to the Dodd-Frank Wall Street Reform and Consumer Protection Act. The overall national economy was in the recovery phase of an economic cycle during 2011, although the recovery speed has been lackluster and has not been fully self-sustained due to the lack of recovery of the housing sector in various regions of the country and continued prolonged levels of high unemployment. In 2011, the residential mortgage industry experienced unprecedented low long-term mortgage rates, but tighter lending standards and reduced market values continued to make it difficult for consumers nationwide to refinance their homes. Housing prices remained stagnant and continued to impact local residential real estate developers, home sales, and mortgage defaults and foreclosures. Overall, the housing sector provided mixed economic results in 2011. The events described had an adverse impact on the Company in 2011. As a result of ongoing economic struggles of our customers, our bank needed to significantly increase the provision for loan losses to mitigate the risk profile of our Company. Additionally, the Company had increased collection and legal expenses related to asset quality issues. The financial result was a net loss for the Company in 2011. However, in spite of the negative environment, we remain optimistic long term. The stock market’s performance in 2011 had a positive impact on certain components of our equity capital. The year was marked by soft loan demand and the management team strategically restricted deposit growth to preserve capital ratios. Despite these ongoing challenges of our industry, management believes that the Company and the Bank met all capital adequacy requirements to which we are subject, although our regulators encourage higher levels given the risk associated with our nonperforming assets. As a result, management developed and implemented strategies to help strengthen the Bank’s Tier 1 leverage ratio. We remain committed to extending credit appropriately in our market area to promote local economic activity, without participating in a government sponsored plan to inject reserves or capital into our Company.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in this annual report for the year ended December 31, 2011 contain a summary of its significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to the allowance for loan losses critical.

Results of Operations

The Company experienced a $2.9 million net loss compared to a $0.1 million net loss for 2010. The increased net loss was a direct impact of the anemic economic recovery related to our regional housing market’s decreasing collateral values, slow sales, foreclosures, and bankruptcies. The lower earnings were primarily due to expensing $7.5 million into the loan loss reserve during the year, which management deemed a necessary measure due to the current economic environment, relatively high levels of impaired and past due loans, and risk profile of the Company. Return on average assets was (0.90)% in 2011 and (0.04)% in 2010 compared to the peer group banks for which return on assets was 0.71% in 2011 and 0.49% in 2010. In 2011 and 2010, our peer group included 1,169 insured domestic commercial banks in the United States having assets between $300 million and $1 billion at December 31, 2011. During 2011 and 2010 revenues from Bank of Botetourt represented greater than 99% of Botetourt Bankshares, Inc.’s total revenues.

The total assets of Botetourt Bankshares, Inc. were $306.6 million at year-end 2011 compared to $309.5 million at year-end 2010, a 0.94% decrease. The Company’s average equity to average assets ratio of is 7.89% at December 31, 2011, compared to the peer group average of 9.42% at the same date.

Table 1. Net Interest Income and Average Balances (thousands)

	2011			2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
Interest-earning assets:
Deposits with banks	$17,738	$43	0.24%	$10,136	$23	0.23%	$1,056	$2	0.19%
Taxable investment securities	7,780	207	2.66%	8,584	313	3.65%	8,908	405	4.55%
Nontaxable investment securities	6,095	214	3.51%	6,656	243	3.65%	7,393	279	3.77%
Federal funds sold	1,276	2	0.16%	6,701	9	0.13%	3,754	6	0.16%
Loans, net(1)	253,092	14,566	5.76%	259,324	15,614	6.02%	258,604	15,884	6.14%

Total interest-earning assets	285,981	15,032		291,401	16,202		279,715	16,576

Yield on average interest-earning assets			5.26%			5.56%			5.93%

Noninterest-earning assets:
Cash and due from banks	7,431			7,686			7,957
Property and equipment	7,501			7,853			8,152
Interest receivable and other	11,583			9,066			7,936

Total noninterest-earning assets	26,515			24,605			24,045

Total assets	$312,496			$316,006			$303,760

Interest-bearing liabilities:
Demand deposits	$24,827	25	0.10%	$24,361	25	0.10%	$22,599	23	0.10%
Savings and money markets	33,116	101	0.30%	29,771	109	0.37%	28,797	79	0.27%
Time deposits	190,241	3,992	2.10%	198,841	5,029	2.53%	189,557	6,535	3.45%
Other borrowings	71	5	7.04%	—	—	—%	247	2	0.81%

Total interest-bearing liabilities	248,255	4,123		252,973	5,163		241,200	6,639

Cost on average interest-bearing liabilities			1.66%			2.04%			2.75%

Noninterest-bearing liabilities
Demand deposits	36,106			33,642			33,072
Interest payable and other	3,471			2,892			3,669

Total noninterest-bearing liabilities	39,577			36,534			36,741

Total liabilities	287,832			289,507			277,941
Stockholders’ equity	24,664			26,499			25,819

Total liabilities and stockholders’ equity	$312,496			$316,006			$303,760

Net interest income		$10,909			$11,039			$9,937

Net yield on interest-earning assets			3.81%			3.79%			3.55%

(1)	Average loan balances include nonaccrual loans and are net of loan loss reserve.
(2)	The amounts are not adjusted for tax equivilent yield on tax-exempt investments.

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

Net interest income was $10.9 million in 2011, $11.0 million in 2010 and $9.9 million in 2009. Net interest income decreased in 2011 as interest income decreased slightly more rapidly than did interest expense. The Federal Open Market Committee kept its posture of low short term interest rates for an extended period of time as the Bank maintained our overall asset sensitive balance sheet, although we continued to be liability sensitive in the less than one year categories. In 2011, our rate sensitive liabilities (primarily deposits) repriced at lower market rates more quickly than our rate sensitive assets (primarily loans). These repricing opportunities and a shift in the deposit mix to noninterest bearing accounts afforded marginal improvement in the Bank’s net interest margin. The net interest margin for 2011 increased by 2 basis points to 3.81% compared to 3.79% for 2010. The stable net interest margin resulted in similar levels of net interest income in 2011 and 2010, as quantified above. The effects of changes in volumes and rates on net interest income in 2011 compared to 2010, and 2010 compared to 2009, are shown in Table 2.

Interest income for 2011 decreased by $1.2 million, or 7.4%, to $15.0 million from $16.2 million in 2010. Interest income in 2009 totaled $16.6 million. The decrease in interest income in 2011 from 2010 and in 2010 from 2009 were the result of the historically low and prolonged interest rate environment, which resulted in our interest earning assets repricing at lower interest rates, and generating a lower volume of loans at lower interest rates. Additionally, placing loans in nonaccrual status in 2011 and 2010 resulted in the reversal of interest income of $0.4 million and $0.2 million, respectively.

Interest expense decreased in 2011 by $1.1 million, or 21.2%, to $4.1 million from $5.2 million in 2010. The decrease in interest expense in both 2011 and 2010 was due to a lower interest rate environment in both years, deposit shrinkage in 2011, and a shift from interest-bearing to non-interest bearing deposits in 2011. From 2010 to 2011, interest paid on time deposits, which make up the largest portion of interest-bearing liabilities, decreased $1.0 million, or 20.6%. The average rate paid on time deposits decreased 43 basis points to 2.10% in 2011 from 2.53% in 2010.

Table 2. Rate/Volume Variance Analysis (thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Interest Income/ Expense Variance	Variance(1) Attributed To		Interest Income/ Expense Variance	Variance(1) Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets
Deposits with banks	$20	$2	$18	$21	$—	$21
Taxable investment securities	(106)	(79)	(27)	(92)	(78)	(14)
Nontaxable investment securities	(29)	(9)	(20)	(36)	(9)	(27)
Federal funds sold	(7)	2	(9)	3	(1)	4
Loans	(1,048)	(679)	(369)	(270)	(314)	44

Total	(1,170)	(763)	(407)	(374)	(402)	28

Interest-bearing liabilities
Demand deposits	—	—	—	2	—	2
Savings deposits	(8)	(24)	16	30	27	3
Time deposits	(1,037)	(827)	(210)	(1,506)	(1,845)	339
Other borrowings	5	5	—	(2)	(1)	(1)

Total	(1,040)	(846)	(194)	(1,476)	(1,819)	343

Net interest income	$(130)	$83	$(213)	$1,102	$1,417	$(315)

(1)	The variance in interest attributed to both volume and rate has been allocated to variance attributed to volume and variance attributed to rate in proportion to the absolute value of the change in each.

Interest Rate Sensitivity

One of the principal goals of the Bank’s asset and liability management strategy is to manage interest rate risk. Interest rate risk management balances the effects of interest rate changes on interest earning assets or interest bearing liabilities, to protect the Bank from wide fluctuations in its net interest income which could result from interest rates changes.

Interest rate risk is measured by the changes in interest rates and the impact on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin resulting from changes in interest rates, to the extent practical. Table 3 shows the sensitivity of the Bank’s balance sheet on December 31, 2011. Included in the interest-bearing liabilities subject to interest rate changes within three months are NOW accounts, money market accounts, and savings accounts which historically have not been as interest-sensitive as other types of interest-bearing deposits, but whose rates can change immediately at the Bank’s discretion. Based on the model below, the Bank is liability-sensitive in the one to three months and four to twelve months time horizons and asset-sensitive in the thirteen to sixty months and greater than sixty months time horizons.

Table 3. Interest Rate Sensitivity (thousands)

	December 31, 2011 Maturities/Repricing
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earnings assets:
Loans	$45,255	$46,041	$116,041	$42,512	$249,849
Investments	220	630	5,605	9,122	15,577
Deposits with banks	19,236	250	—	—	19,486
Federal funds sold	680	—	—	—	680

Total	$65,391	$46,921	$121,646	$51,634	$285,592

Interest-bearing deposits:
NOW accounts	$25,725	$—	$—	$—	$25,725
Money market	8,702	—	—	—	8,702
Savings	25,464	—	—	—	25,464
Subordinated debt	—	—	—	300	300
Certificates of deposit	24,387	67,536	92,650	—	184,573

Total	$84,278	$67,536	$92,650	$300	$244,764

Interest sensitivity gap	$(18,887)	$(20,615)	$28,996	$51,334	$40,828
Cumulative interest sensitivity gap	$(18,887)	$(39,502)	$(10,506)	$40,828	$40,828
Ratio of sensitivity gap to total interest earning assets	(6.61)%	(7.22)%	10.15%	17.97%	14.30%
Cumulative ratio of sensitivity gap to total interest earning assets	(6.61)%	(13.83)%	(3.68)%	14.30%	14.30%

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

The Bank has established risk measures, limits, and policy guidelines for managing our overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with senior management’s Asset/Liability Committee, with oversight by the Board of Directors. Management seeks to balance the earnings potential and interest rate risk position, both of which are within stated Bank policy tolerance parameters at December 31, 2011.

On a quarterly basis, the ALM position is measured using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate positive and negative 100, 200 and 300 basis point change in market interest rates. On an annual basis, the ALM position is measured using the same earnings simulation modeling at an immediate 400 basis point change in market interest rates. The model also incorporates management’s forecasts for balance sheet growth, noninterest income, noninterest expense, and dividend payments. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The model simulation is intended to provide a measure of the degree of volatility that interest rate movements may impact our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Back testing results comparing the model’s past predictions to actual results in 2011 were favorable and deemed the model credible for management’s reliance.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on deposits, including charges for insufficient funds items and fees charged for nondeposit services such as safe deposit box rental fees. Mortgage loan origination fees and financial services commissions also are a significant source of the Company’s noninterest income. In 2011 and 2010, residential real estate loan activity and the resulting mortgage origination fees and related title insurance commissions declined amid a weak housing sector during the recovery phase of this economic cycle. Noninterest income totaled $2.0 million in 2011, an increase of $0.1 million from the $1.9 million in 2010. Primary sources of noninterest income for the past two years are summarized in Table 4.

Table 4. Sources of Noninterest Income (thousands)

	2011	2010
Service charges on deposit accounts	$1,175	$1,094
Other service charges and fees	242	190
Mortgage origination fees	165	202
Commissions on title services	40	49
Safe deposit box rent	24	23
Net realized gains on the sale of securities	3	3
Financial services commissions	151	186
Other income	173	181

Total noninterest income	$1,973	$1,928

Noninterest Expense

Noninterest expense for 2011 increased by $0.7 million or 7.5% to $10.0 million from $9.3 million recorded in 2010, as shown in Table 5. The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income) was 77.3% in 2011 and 71.4% in 2010. A higher overhead ratio in 2011 is attributed to the decrease in net interest income described above as well as an increase in noninterest expense described below.

Personnel expense, including salaries, wages, and employee benefits is the primary noninterest expense of the Company. There was a decrease in total personnel expense in 2011, attributable to fewer full-time equivalent employees and lower expenses related to employee benefits. In 2011, expenses related to asset quality problems are reflected in increases in the expenses associated with foreclosed assets such as writedowns resulting from annual collateral valuations, collection, and outside services for legal fees related to problem loans. Table 5 provides a further breakdown of noninterest expense for the past two years.

Table 5. Noninterest Expense (thousands)

	2011	2010
Salaries & wages	$3,487	$3,513
Employee benefits	1,153	1,365

Total personnel expense	4,640	4,878
Occupancy expense	526	536
Furniture & equipment	525	654
Printing & supplies	89	103
FDIC deposit insurance	411	486
Professional services	178	140
Postage	90	86
Telephone	159	161
Courier fees	37	38
Education & seminars	24	19
Travel expense	22	19
Director fees and expense	96	97
Advertising and public relations	139	148
Insurance	80	44
Outside services	397	352
Foreclosed assets, net	1,183	379
ATM and debit card expenses	306	279
Franchise tax	189	194
Collection expense	288	125
Other operating expense	575	518

Total noninterest expense	$9,954	$9,256

Income Taxes

Income tax expense is based on amounts reported in the statements of operations (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will be taxable or deductible, depending when the assets and liabilities are recovered or settled.

Income tax benefit was $1.6 million in 2011 and $0.2 million in 2010 representing 35.9% and 64.8% of loss before income taxes, respectively. Tax benefit increased $1.4 million from 2010 to 2011 primarily as a result of the net loss.

Earning Assets

Average earning assets decreased $5.4 million in 2011 from the 2010 average of $291.4 million. Total average earning assets represented 91.5% and 92.2% of total average assets in 2011 and 2010, respectively. The percentage mix of average earning assets changed in 2011 with decreases in average loans, investment securities, and federal funds sold. The Company strategically decided to increase its cash balance at the Federal Reserve Bank because of higher interest rates being paid on excess reserves and therefore deposits in other banks increased. Average nonearning assets increased in 2011 as a result of an increase in other assets. The increase in other assets was primarily due to an increase in current income tax receivable, foreclosed assets, and deferred income taxes. A summary of average assets for the past three years is shown in Table 6.

Table 6. Average Asset Mix (thousands)

	2011		2010		2009
	Average Balance	%	Average Balance	%	Average Balance	%
Earning assets
Loans, net	$253,092	81.0%	$259,324	82.1%	$258,604	85.1%
Investment securities	13,875	4.4%	15,240	4.8%	16,301	5.4%
Federal funds sold	1,276	0.4%	6,701	2.1%	3,754	1.2%
Deposits in other banks	17,738	5.7%	10,136	3.2%	1,056	0.4%

Total earning assets	285,981	91.5%	291,401	92.2%	279,715	92.1%

Nonearning assets
Cash and due from banks	7,431	2.4%	7,686	2.4%	7,957	2.6%
Property and equipment	7,501	2.4%	7,853	2.5%	8,152	2.7%
Interest receivable and other assets	11,583	3.7%	9,066	2.9%	7,936	2.6%

Total nonearning assets	26,515	8.5%	24,605	7.8%	24,045	7.9%

Total assets	$312,496	100.0%	$316,006	100.0%	$303,760	100.0%

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or increased loan funding, to meet the Bank’s interest rate sensitivity goals, and to generate income. Management of the investment portfolio has always been conservative with virtually all investments in U.S. Treasury, Government-sponsored enterprises, and state and local bond issues. All securities are investment grade. Management views the investment portfolio as a secondary source of income. Adjustments are sometimes necessary in the portfolio to provide an adequate source of liquidity that can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 7 presents the investment portfolio at the end of 2011 by major types of investments and maturity ranges. The Other category represents one corporate equity security with a cost basis of $1 and fair market value of $46,383.

At December 31, 2011, the market value of the investment portfolio was $15.6 million, representing $472,000 unrealized appreciation above amortized cost. This compared to a market value of $15.1 million and $72,000 unrealized appreciation above amortized cost a year earlier.

Investment securities are classified according to management’s intent. At December 31, 2011, all investment securities were classified as available for sale.

Table 7. Investment Securities—Category Schedule (thousands)

	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities
Government-sponsored enterprises and Treasuries	$8,259	8,301	$6,184	6,135	$9,005	8,958
States and political subdivisions	6,892	7,276	8,887	8,956	7,001	7,187
Other	—	46	—	52	—	45

Total	$15,151	$15,623	$15,071	$15,143	$16,006	$16,190

Investment Securities—Maturities and Yields Schedule (thousands)

December 31, 2011

	Amortized Cost Due
	In One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Fair Value
Investment securities
Government-sponsored enterprises	$—	$3,509	$4,750	$—	$8,259	$8,301
State and political subdivisions	850	1,946	4,096	—	6,892	7,276
Other	—	—	—	—	—	46

Total	$850	$5,455	$8,846	$—	$15,151	$15,623

Weighted average yields(1)
Government-sponsored enterprises	—%	2.10%	1.85%	—%
States and political subdivisions	5.30%	4.88%	4.42%	—%
Other	—%	—%	—%	—%
Total weighted average	5.30%	3.09%	3.01%	—%	3.17%

(1)	Adjusted tax exquivilent yield

Loans

Average net loans totaled $253.1 million during 2011, a decrease of $6.2 million or 2.4% from 2010. This decrease reflects the soft loan demand in our markets during the economic recovery along with management’s strategic intent to reduce total assets and the exiting of loans to other real estate owned or charge-offs. The largest portion of the loan portfolio, $116.4 million or 46.6%, is made up of loans secured by residential properties such as 1-4 family, home equity, and residential construction loans. Commercial real estate represented $88.7 million or 35.5% of total loans at the end of 2011.

The Bank makes both consumer and commercial loans in all neighborhoods within its market area, including low-to-moderate income areas. Our market area is generally defined to be all or portions of the Botetourt, Roanoke, Rockbridge, and Franklin counties of Virginia and the cities of Lexington, Buena Vista and Roanoke, Virginia. The Bank places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. Prior to the recession, aggressive pricing and competition from unregulated organizations had been a challenge when generating new loans. Due to the prolonged stagnant economic recovery, loan demand remained soft in 2011, resulting in decreases in volume in the commercial, commercial real estate, consumer and residential loan categories at December 31, 2011, while demand for agricultural and raw land loans increased.

The amounts of loans outstanding by type for the last five years, and the maturity distribution of variable and fixed rate loans as of year-end 2011 are presented in Table 8 and Table 9, respectively. For the years-ended 2011 and 2010, the loan categories are segmented by the disclosure requirements related to receivables used by the Company, as we feel this makes for a better presentation to the users of the information as they read in conjunction with the accompanying notes to the related consolidated financial statements. Loan categories are segmented differently for years-ended 2007 through 2009.

Table 8. Loan Portfolio Summary (thousands)

	2011	2010
Commercial	$16,300	$18,910
Commercial Real Estate	88,712	90,665
Consumer	10,628	11,758
Residential—Prime	116,391	127,669
Agricultural & Raw Land	17,818	13,704

Total	$249,849	$262,706

	2009	2008	2007
Commercial, financial and agricultural(1)	$147,482	$148,308	$110,178
Real estate, construction	17,575	18,498	45,021
Real estate, mortgage	82,318	75,630	66,346
Installment loans to individuals, other	16,571	14,285	16,135
Leases	—	—	—

Total	$263,946	$256,721	$237,680

(1)	Includes commercial real estate

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 5.8% in 2011 compared to an average yield of 6.0% in 2010 and 6.1% in 2009.

Table 9. Maturity Schedule of Loans (thousands)

	2011
	Commercial	Commercial Real Estate	Consumer	Residential Prime	Agricultural & Raw Land	Total
						Amount	%
Fixed rate loans
Due within one year	$1,862	$6,070	$1,560	$11,518	$712	$21,722	8.7%
Due one to five years	3,671	6,104	7,618	11,361	180	28,934	11.6%
Due after five years	1,544	6,800	92	17,906	936	27,278	10.9%

Total fixed rate loans	7,077	18,974	9,270	40,785	1,828	77,934	31.2%

Variable rate loans
Due within one year	6,423	4,056	1,203	16,875	4,056	32,613	13.1%
Due one to five years	124	1,182	64	1,490	994	3,854	1.5%
Due after five years	2,676	64,500	91	57,241	10,940	135,448	54.2%

Total variable rate loans	9,223	69,738	1,358	75,606	15,990	171,915	68.8%

Total loans
Due within one year	8,285	10,126	2,763	28,393	4,768	54,335	21.8%
Due one to five years	3,795	7,286	7,682	12,851	1,174	32,788	13.1%
Due after five years	4,220	71,300	183	75,147	11,876	162,726	65.1%

Total loans	$16,300	$88,712	$10,628	$116,391	$17,818	$249,849	100.0%

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

The adequacy of the allowance is determined by analysis of the three different factors known as the specific, general and unallocated components. The specific component addresses loans that are classified as impaired, for which an allowance, including an estimate for selling costs, is established when the discounted cash flows, collateral value, or observable market price of the loan is lower than its carrying value. Management is proactive in obtaining current third party appraisals in the valuation process. Each quarter, the aging of appraisals on nonperforming loans is reviewed. Loan administration employees and lending officers determine the type and scope of the appraisal needed to ensure proper valuation. In 2011, market value appraisals were deemed necessary in nearly all cases. Appraisals are ordered, received, and reviewed in a timely manner. The appraisals are tested for reasonableness in the review process and while uncommon, if there is not full concurrence from loan administration analysts and lending officers, another independent appraisal may be ordered. From time to time, the Bank’s lending officers, in conjunction with our credit analyst, may discount an appraisal should economic conditions, sales trends, or other relevant information warrant such action. During 2011, discounts ranging from 10% to 40% were applied to certain values based on an internal analysis of local market conditions and the age of the last valuation. At the time of discounting, management estimates and discloses the fair value of these loans to be further impaired and therefore below the appraised value. To a lesser extent, management performs discounted cash flow analysis on certain non-collateral dependent impaired loans in the valuation process. The Bank’s chief lender and credit analyst consider the future cash flows related to the borrower and apply the contractual interest rate to discount the cash flows to its net present value. Reasonable assumptions are used in the process in determining any loss exposure for the loans valued under this method. Also to a lesser extent, management uses residential broker price opinion reports in unique situations where an appraisal is deemed unnecessary and the residential property is homogenous to other similar loans in the portfolio category. The Bank’s chief lender and credit analyst review the report for appropriateness. All of these tools assisted management in quantifying the specific component of the reserve.

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. In 2011 and 2010, historical losses were categorized into risk-similar loan pools and a loss ratio factor, based on average loss history for the current year and two prior years, was applied to each group’s loan balances to determine the allocation. In 2009, historical losses were categorized into risk-similar loan pools, and a loss ratio factor, based on average loss history for the current year and three prior years, were applied to each group’s loan balances to determine the allocation. Prior to 2009, a five-year historical period was used in the model. Given the magnitude and duration of the most recent recession and the subsequent stagnant recovery along with the current economic climate in which we operate, we shortened the historic loss period over the past fiscal years in order to ensure the most relevant data is being used in the model.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used to estimate specific and general losses in the portfolio. The qualitative and environmental factors include external risk factors that management believes affect the overall lending environment, including levels and trends in delinquencies and impaired loans, our regulators’ assessment of asset quality and the Bank’s risk profile, levels and trends in charge-offs and recoveries, trends in volume and terms to or from higher-risk loans, effects of changes in risk selection, underwriting practices and loan exceptions, experience, ability, and depth of lending management and staff, banking industry conditions, the effect of changes in credit concentrations, and national and local economic trends and conditions. For the unallocated component, we perform a thorough economic analysis using economic statistical data obtained from a professional third party vendor, from the Federal Reserve Bank, and from other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the possible financial impact of the current and forecasted economic environment on our loan portfolio.

The complete evaluation process is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, management continually evaluates the adequacy of the loan loss reserve to maintain it at a level sufficient to absorb estimated credit losses inherent in the loan portfolio.

In 2011, loan growth continued to be weak in the Bank’s market areas. Bank management elected to make additional provisions to our allowance for loan losses in 2011 as a necessary measure to respond to the risk profile in our loan portfolio, the uncertainty of the future economic climate and speed of the recovery, the ongoing sluggish local real estate and housing market impacting our borrowers in this industry, and continued high levels of impaired loans and loan delinquencies. The loan loss provision expense in 2011 was $7.5 million compared to $4.0 in 2010 and $1.8 in 2009. The historically large provision was primarily related to exposure in residential spec construction and lot loans, which continues to experience a decline in housing values and slowed sales, especially in the Smith Mountain Lake portion of our service area.

The loan loss provision allocated for 2011 reflects the amount determined by management to maintain the reserve at a level we believe to be adequate based on the overall risk in the portfolio. The Bank’s allowance for loan losses as a percentage of total loans at the end of 2011 was 2.40% as compared to 1.96% in 2010 and 1.50% in 2009. The consistent increase in the percentage of allowance for loan losses is directionally consistent with the estimated credit losses in our loan portfolio. The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 10. The 2011 and 2010 data is segmented by the disclosure requirements related to Receivables used by the Company, as we feel this presentation makes for a better presentation to the users of the information as they read in conjunction with the accompanying notes to the related financial statements. Loan data is segmented differently for years-ended 2007 through 2009.

Additional information is contained in Tables 10, 11 and 12, and is discussed in Nonperforming and Problem Assets.

Table 10. Allowance for Loan Losses

	2011	2010
Allowance for loan losses, beginning	$5,147,790	$3,947,025
Provision for loan losses added:
Commercial	550,008	235,235
Commercial Real Estate	2,118,057	708,023
Consumer	53,433	61,164
Residential—Prime	4,339,004	3,039,363
Agricultural and Raw Land	424,498	1,215

	7,485,000	4,045,000

Loans charged off:
Commercial	(308,703)	(275,738)
Commercial Real Estate	(2,004,666)	(735,654)
Consumer	(80,781)	(104,484)
Residential—Prime	(4,291,740)	(1,795,087)
Agricultural and Raw Land	—	—

	(6,685,890)	(2,910,963)

Recoveries of loans previously charged off:
Commercial	6,030	30,434
Commercial Real Estate	22,906	300
Consumer	10,216	35,052
Residential—Prime	8,773	942
Agricultural and Raw Land	—	—

	47,925	66,728

Net charge-offs	(6,637,965)	(2,844,235)

Allowance for loan losses, ending	$5,994,825	$5,147,790

Net loan charge-offs to average loans	2.62%	1.10%

	2009	2008	2007
Allowance for loan losses, beginning	$3,780,725	$2,291,617	$2,502,122
Provision for loan losses, added	1,790,000	1,885,000	275,000
Loans charged off:
Commercial, financial and agricultural(1)	(198,970)	(63,509)	(424,722)
Real estate, construction	(1,241,689)	(233,410)	—
Real estate, mortgage	(103,116)	(27,620)	(53,253)
Installment loans to individuals	(229,609)	(91,428)	(108,809)

	(1,773,384)	(415,967)	(586,784)

Recoveries of loans previously charged off:
Commercial, financial and agricultural(1)	130,014	400	66,720
Real estate, mortgage	—	—	6,489
Installment loans to individuals	19,670	19,675	28,070

	149,684	20,075	101,279

Net charge-offs	(1,623,700)	(395,892)	(485,505)

Allowance for loan losses, ending	$3,947,025	$3,780,725	$2,291,617

Net loan charge-offs to average loans	0.63%	0.16%	0.22%

(1)	Includes commercial real estate

The loan portfolio includes loans to various borrowers at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some of these loans being uncollectible, particularly if economic conditions worsen or economic growth stalls in 2012. Referred to as management’s watch list, total loan volume on this observation list at December 31, 2011 was $42.2 million compared to $43.6 million at December 31, 2010. Of these amounts, $27.5 and $27.6 million were considered classified loans at December 31, 2011 and 2010, respectively. Classified loans are defined as substandard, doubtful, or loss. See Note 5 of the consolidated financial statements for full definitions of our credit quality indicators. Due to the economy in which we are operating and the trend in problem loans, we have increased significantly the volume of loans that management monitors closely, primarily in the real estate construction and housing industries. The downturn in those markets can affect both the borrower’s ability to repay the loan on time and the value of the collateral. Sales in the local real estate housing market continue to struggle. Management remains diligent in identifying and monitoring such loans. Our actions resulted in more loans added to the watch list. Some of the watch list loans, or others identified in the future, should they become nonaccrual status, could increase the volume of nonperforming loans in Table 12. Management will continue to monitor these loans and will take appropriate action when deemed necessary, such as in 2011. The Bank has allocated reserves to the extent deemed appropriate in the allowance for loan losses.

The ratio of net loan charge-offs to average loans increased substantially in 2011 compared to 2010. The residential loan segment was the most dramatically impacted as $4.3 million or 64.5% of total net charge-offs were in this loan category. This was primarily the result of six large credit relationships with real estate developers, builders, or individuals whose performance continued to deteriorate during 2011. The predominance of charge-offs in this loan category over the past two years are geographically centered at the Smith Mountain Lake area of our market, which has encountered the most substantial decline in real estate values due to excess inventory. Any exposure that resulted from deficient collateral values was charged-off to the allowance. In addition, commercial real estate loans incurred a high volume of charge-offs as our local real estate market continued to experience weakness. While each loan may have circumstances that warrant other considerations, the Bank’s charge-off policy provides guidance in the timing of the charge-off process. The general guidance states that unsecured installment loans, including credit cards, which are six payments past due and have not received payments within the last 60 days will normally be recommended for charge-off. Unsecured time loans which are 90 days past due will normally be recommended for charge-off. Repossession of collateral is recommended for secured installment and time loans which are three payments past due and have not received payment within the past 60 days. Any remaining balance after the sale of collateral is typically charged off when the loan is 90 days past due and no payments have been received in the last 90 days. The charge-off review and recommendation process occurs monthly. Partial charge-offs are permitted when appropriate, such as charging off portions of collateral dependent impaired loans, but are less common than a typical full charge-off. In all cases, charge-offs are reported to the Board of Directors. During this economic cycle, our loan officers worked extensively with past due loan customers and exhausted all reasonable work-out attempts prior to charging off the loan. These efforts were supported by our management’s philosophy and at the government’s encouragement. The decision to charge-off loans likely will continue in 2012, although not anticipated by management to exceed the historical net charge-off levels of 2011. These charge-off trends are considered in the quarterly review of the allowance for loan losses. High levels of charge-offs have a negative impact on the allowance for loan losses as they reduce the level of reserves. Additionally, the recorded charge-offs are reflected in the historical loss factors component of the model in future years, likely necessitating the ongoing need to maintain the reserve at higher levels until more normal economic times prevail.

The allowance for loan losses was 2.40% of gross loans outstanding at December 31, 2011. This represents an increase of $0.8 million compared to the reserve at December 31, 2010. From December 31, 2010 to December 31, 2011, impaired loans and their related loss exposure decreased by $5.2 million and $0.3 million, respectively. However, the reserve for the historical loss factor nearly doubled maintaining directional consistency as management increased the provision for loan losses in 2011.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include loan balance, risk rating, payment status, recent payment history, principal curtailment on lines of credit, extensions granted, maturity date advancement, and the probability of collecting scheduled principal and interest payments when due. A loan may be considered impaired by management and still be expected to generate full repayment of both principal and interest, but not according to the original contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. When testing for impairment, management also considers other loan details such as principal curtailment on lines of credit, extensions granted, the loan’s internal risk rating, and advancing the loan’s maturity date as indicators of possible loan impairment.

Borrowers continued to struggle to repay loans on time. Impaired loans amounted to $21.2 million at December 31, 2011 compared to $26.4 million at December 31, 2010. The volume of impaired loans and their related loss exposure decreased in 2011 and remain manageable. Maintaining current and updated appraisals on impaired loans in the portfolio is part of the Company’s best practices and provides objective evidence of our calculated loss exposure. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms and take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

The Bank recognizes that reducing impaired loans or other real estate owned may be a slow process. Real estate collateral may be difficult to liquidate at desired values in the current economic climate. Sales of our collateral could be hampered by the sales efforts of similar properties of other lenders in the same market. General economic trends greatly affect loan losses, and no assurances can be made about future losses. Management does, however, believe the allowance provided adequate coverage for possible loan losses at December 31, 2011.

The allocation of the allowance for loan losses is detailed in Table 11 below:

Table 11. Allocation of the Allowance for Loan Losses (thousands)

	2011		2010
	Amount	Percent(1)	Amount	Percent(1)
Balance at end of period applicable to:
Commercial	$575	6.5%	$327	7.2%
Commercial Real Estate	1,777	35.5%	1,640	34.5%
Consumer	205	4.3%	223	4.5%
Residential—Prime	2,947	46.6%	2,891	48.6%
Agricultural & Raw Land	491	7.1%	67	5.2%

Total	$5,995	100.0%	$5,148	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

	2009		2008		2007
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
Balance at end of period applicable to
Commercial, financial and agricultural	$2,137	55.9%	$1,543	57.8%	$1,377	46.4%
Real estate, construction	624	6.6%	1,372	7.2%	154	18.9%
Real estate, mortgage	956	31.2%	487	29.4%	339	27.9%
Installment loans to individuals, other	230	6.3%	379	5.6%	422	6.8%

Total	$3,947	100.0%	$3,781	100.0%	$2,292	100.0%

(1)	Represents the percentage of loans in each category to the total loans outstanding.

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

The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, proper loan documentation, and follow up on exceptions to credit policies. The practice of lending funds to less creditworthy borrowers has negatively impacted the banking and mortgage industries. Our Bank does not engage in such sub-prime lending activities. As a practice, the Bank does not establish interest reserves for loans retained in our portfolio. The Bank does participate loans for requests in excess of our legal lending limit. To further mitigate risks, the Bank regularly monitors for loan concentrations. For information related to concentrations see Note 14, Commitments and Contingencies.

The housing industry was at the nucleus of the recent economic recession and is yielding mixed signals during the recovery phase of the economic cycle. As a result, the banking industry has experienced delinquencies with junior liens, including home equity loans, thereby labeling these loan categories as higher-risk loans. These categories represent 9.31% of the Bank’s loan portfolio. Of the loan balances in this category, 3.70% (0.34% of total loans) of those junior liens are past due and 0.56% (0.05% of total loans) are in nonaccrual status. The Bank does not engage in negative amortization loans. Interest-only loans are selectively used and are not part of the Bank’s traditional product offerings for home equity and residential mortgages.

Nonperforming assets, shown in Table 12 below, were $24.0 million at December 31, 2011 and $21.5 million at December 31, 2010. The increase from 2010 to 2011 in the total composition of nonperforming assets is primarily due to increases in nonaccrual loans and foreclosed properties, partially offset by the decreases in loans past due 90 days or more and restructured loans. Management anticipated this shift as it shows that problem loan are properly and sequentially migrating from past due, to nonaccural status, to foreclosure until ultimately exiting our balance sheet.

From 2010 to 2011, nonaccrual loans increased by $4.2 million to $13.2 million as a result of distressed borrowers’ inability to repay their debts. During 2011, there was an increase in foreclosed properties, as there were ongoing acquisitions, holdings, and disposals during the year. Appraisals are obtained generally at the time of foreclosure to ensure a proper valuation when the foreclosed properties are recorded. During the holding phase, current appraisals are obtained and any necessary writedowns are expensed as incurred. Total writedown expenses related to the holding phase of foreclosed properties in 2011 was $0.9 million. At disposition, a gain or loss on sale is recorded. Sales of foreclosed properties resulted in an aggregrate net loss on sale of $86,000 in 2011 and is recorded in the noninterest expense foreclosed assets, net on the Consolidated Statement of Operations. At December 31, 2011, foreclosed assets consisted of properties related to 19 loans totaling $5.3 million. The categories of the foreclosed properties were 42.7% in construction and land development, 41.2% in 1-4 family residential, and 16.1% in nonfarm nonresidential. All foreclosed properties are generally marketed for sale within a reasonable time of acquisition. In certain instances, foreclosed properties are rented. As anticipated at December 31, 2010, the total of foreclosed properties grew in 2011. The trend is likely to continue in 2012 as management migrates problem assets off the balance sheet. The longer the duration of the holding phase of foreclosed properties, the greater the adverse impact on earnings.

During this unprecedented econmic cycle, the Bank made a conscious effort to attempt work-out loan situations with past due customers. In some cases, loan extensions are granted if the loan officer deems that the borrower’s capacity to pay is temporarily impeded. The Bank monitors for multiple extensions as criteria for possible loan impairment. A loan is considered a troubled debt restructuring if the borrower is experiencing financial difficulty and the Bank granted a concession whereby the original terms of the loan were modified to favor the borrower. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings. In several cases during 2011, loan restructuring was deemed appropriate. The volume of restructured loans grew $0.8 million to $9.2 million at December 31, 2011 from $8.4 million at December 31, 2010. The troubled debt restructurings were spread among various loan categories. In some cases, additional collateral was obtained. The concessions granted in 2011 included entering into forbearance agreements, modifying repayment terms to interest only, extending the maturity date, and lowering interest rates. At December 31, 2011, $4.7 million of troubled debt restructurings was on nonaccrual status. As a community bank, management has supported a philosophy of working with its customers during this economic cycle. The Bank has had some initial success in this area but trend analysis indicates that a greater percentage of loans previously restructured moved to nonperforming status in 2011. In some of the unsuccessful restructuring cases, charge-off of principal occurred but in no case was principal forgiven. The ratio of nonperforming restructured loans to total restructured loans was 55.3% in 2011 compared to 37.9% in 2010. Despite the increase in this metric, Bank management maintains its philosophy of working with its customers to exhaust plausible options during the economic recovery. The downside risk to our philosophy has resulted in an adverse impact to earnings occurring later in the economic cycle than many of our peer banks. We acknowledge that the success of our efforts has been limited. Details about the troubled debt restructurings are provided in Note 5 to the consolidated financial statements.

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

Nonaccrual loans increased to $13.2 million at December 31, 2011 from $9.0 million at December 31, 2010. During 2011, we continued our careful monitoring and review of all credit relationships, particularly troubled credit relationships. There were additions to nonaccrual assets during each quarter of 2011 which resulted in a reversal of approximately $0.4 million of interest income for the year-ended December 31, 2011. This action did not materially change our allowance for loan losses, as the exposure in these relationships had been identified in prior periods. Concurrently, loans exited nonaccrual status. A loan is removed from nonaccrual status when it is deemed a loss and appropriately charged to the allowance or when it begins performing consistently, normally for six months, according to contractual terms. The combined effect of all nonaccrual activity resulted in a net increase in nonaccrual loans in the amount of $4.2 million. This increase was anticipated as we migrate problem loans from past due to nonaccrual status to repossessed property, if applicable, and ultimately exiting our balance sheet. The ongoing nonaccrual loan balances have significantly increased our nonearning assets, which will continue to have a financial impact on the Bank in the form of foregone interest income until the loans are removed from nonaccrual status.

We consider the overall negative trend in our nonperforming assets a result of the recessionary impact of the economy and the aftermath of awaiting a sustained recovery, primarily located in one specific area of our market, as well as problem loan scenarios encountered during the normal course of business. To mitigate the risks associated with our loan portfolio, additional emphasis has been placed on the collections and troubled assets function of the Bank as a necessary action during this phase of the economic cycle. Additionally, commercial loan officers’ job duties have been reprioritized to assist in the collection, legal, and work out efforts of troubled credit relationships. Our Bank has performed loan stress tests to help quantify potential maximum exposure in our loan portfolio, especially on loans with real estate collateral located in the most distressed and saturated market in our delineated area. Additionally, the Bank monitors and stress tests concentrations in our loan portfolio to isolate risk to industry specific credit as well as large individual borrowers. In 2011, the Bank hired a financial consulting company to assist Bank management with regulatory consulting, a migration schedule for problem assets, asset/liability management, and strategic planning. Bank management acknowledges risks inherent in our portfolio but believes our allowance for loan losses is adequate and our capital levels are sufficient to absorb potential losses studied in the loan stress test.

Nonperforming assets are analyzed in Table 12 for the last five years.

Table 12. Nonperforming Assets

	2011	2010	2009	2008	2007
Nonaccrual loans	$13,164,000	$8,924,000	$10,558,000	$2,239,000	$169,000
Loans past due 90 days or more	636,000	5,315,000	1,666,000	3,661,000	1,479,000
Restructured loans	4,967,000	5,413,000	1,882,000	—	—

Total nonperforming loans	18,767,000	19,652,000	14,106,000	5,900,000	1,648,000
Foreclosed properties	5,252,000	1,851,000	1,322,000	1,363,000	1,475,000

Total nonperforming assets	$24,019,000	$21,503,000	$15,428,000	$7,263,000	$3,123,000

Interest income, orginal terms
Non-accrual loans	$1,372,039	$582,492	$596,123	$27,204	$99,067
Loans past due 90 days or more	67,179	345,851	134,721	317,375	122,720

	$1,439,218	$928,343	$730,844	$344,579	$221,787

Interest income, recognized
Non-accrual loans	$155,486	$74,474	$234,280	$5,766	$3,859
Loans past due 90 days or more	44,351	199,254	72,501	189,476	52,941

Total	$199,837	$273,728	$306,781	$195,242	$56,800

Nonperforming assets to total loans	9.61%	8.19%	5.85%	2.83%	1.31%

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposits in denominations of $100,000 or more) are the primary funding source. The Bank’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates and increased customer awareness of interest rates adds to the importance of interest rate management. The Bank’s management must continuously monitor market pricing, competitor’s rates, and internal interest rate spreads, in addition to predicting future loan volume, to align the Bank’s balance sheet goals and achieve profitability. In 2011, the Bank attempted to structure rates to retain core deposits but to shrink overall deposit and asset growth simultaneously, manage risk, and increase overall profitability.

Average total deposits for the year ended December 31, 2011 were $284.3 million, a decrease of $2.3 million, or 0.80% from 2010. The Bank made a conscious and strategic decision to control the pace of deposit growth during 2011. The percentage of the Bank’s average deposits that are interest-bearing decreased to 87.3% in 2011 from 88.3% in 2010. Average demand deposits which earn no interest increased to $36.1 million in 2011 from $33.6 million in 2010, compared with $33.1 million in 2009. Average deposits and average rates paid for the past three years are summarized in Table 13.

Table 13. Deposit Mix (thousands)

	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits
NOW accounts	$24,827	0.10%	$24,361	0.10%	$22,599	0.10%
Money market	9,565	0.44%	8,617	0.66%	8,510	0.34%
Savings	23,551	0.25%	21,154	0.25%	20,287	0.25%
Small denomination certificates	118,605	2.14%	125,794	2.47%	120,043	3.38%
Large denomination certificates	71,637	2.29%	73,047	2.64%	69,514	3.57%

Total interest-bearing deposits	248,185	1.73%	252,973	2.04%	240,953	2.75%
Noninteresting-bearing deposits	36,106		33,642		33,072

Total deposits	$284,291		$286,615		$274,025

The average balance of small denomination certificates of deposit decreased by $7.2 million or 5.7% in 2011 and the average balance of certificates of deposit issued in denominations of $100,000 or more decreased by $1.4 million or 1.9% in 2011. The decline in certificates of deposit is attributed to customer preference as customers are depositing matured funds into other deposit products as they await a higher interest rate environment. Time deposits held by municipalities and other public funds sources increased to $4.7 million in 2011 from $3.3 million in 2010. The bank had one brokered deposit in the amount of $250,000 at December 31, 2011. In general, management’s strategy has been to support loan and investment growth with core deposits in our primary market area with minimal reliance on more volatile, large denomination brokered certificates of deposit. In 2011, management’s strategy was to reduce deposits in response to weak loan demand and to improve capital ratios. In Table 14 provides maturity information relating to Certificate of Deposits of $100,000 or more at December 31, 2011.

Table 14. Large Time Deposit Maturities (thousands)

Analysis of time deposits of $100,000 or more at December 31, 2011:

Remaining maturity of three months or less	$6,456
Remaining maturity over three through six months	4,679
Remaining maturity over six through twelve months	20,505
Remaining maturity over twelve months	39,202

Total time deposits of $100,000 or more	$70,842

Capital Adequacy

Stockholders’ equity was $23.6 million at December 31, 2011, an 8.9% decrease from the 2010 year-end total of $25.9 million. The decrease was primarily a result of the Company’s net loss, a decrease in the market value of equity securities, and a payment of dividends. Dividends were not paid after the first quarter of 2011. The decrease was partially offset by an adjustment in other comprehensive income for defined benefit and post retirement health benefits, an appreciation in the market value of available for sale securities, and stock issued under the dividend reinvestment plan. Average stockholders’ equity as a percentage of average total assets was 7.9% in 2011, 8.4% in 2010, and 8.5% in 2009.

The Company and the Bank are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate mandatory or discretionary actions by regulators that could have a direct material effect on the Company the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Regulatory requirements relating to capital adequacy provide minimum risk-based ratios that assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2011 the Company and Bank had ratios of Tier 1 capital to risk-weighted assets of 9.5% and 9.4%, respectively, and ratios of total capital to risk-weighted assets of 10.9% and 10.8%, respectively. These ratios are below our peer group average but are in excess of all regulatory minimum requirements.

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3.0% to 5.0%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2011, both the Company and the Bank had ratios of year-end Tier 1 capital to average total assets for the fourth quarter of 2011 of 7.2%. Table 15 sets forth summary information with respect to the Company and the Bank’s capital ratios at December 31, 2011, 2010 and 2009. All capital ratio levels indicate that the Company and the Bank are well capitalized, as quantitatively established and measured by regulation, and as presented in Note 14 to the Company’s consolidated financial statements.

Table 15. Year-End Risk-Based Capital (amounts in thousands)

	2011		2010		2009
	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt	Consolidated	Bank of Botetourt
Tier 1 capital	$22,481	22,433	$26,631	26,550	$27,085	27,045
Qualifying subordinated debt	300	300	—	—	—	—
Qualifying allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,000	3,008	3,157	3,165	3,212	3,219

Total regulatory capital	$25,781	$25,741	$29,788	$29,715	$30,297	$30,264

Total risk-weighted assets	$236,990	$237,658	$250,561	$251,192	$256,946	$257,550

Tier 1 as a percent of risk-weighted assets	9.5%	9.4%	10.6%	10.6%	10.6%	10.5%
Total regulatory capital as a percent of risk-weighted assets	10.9%	10.8%	11.9%	11.8%	11.8%	11.8%
Leverage ratio*	7.2%	7.2%	8.4%	8.3%	8.9%	8.9%

*	Tier 1 capital divided by average total assets for the quarter ended December 31.

At December 31, 2011 the Company had 1,253,542 shares of common stock outstanding, which were held by approximately 893 stockholders of record. Given the volume of our nonperforming assets and the Company’s risk profile, our regulators have encouraged higher levels of capital. In response, the Company maintains a Dividend Reinvestment and Stock Purchase Plan allowing existing stockholders to increase their ownership. The number of participants grew 40.2% during 2011 and transaction activity is detailed in Note 17 of the consolidated financial statements. This strategic capital planning decision provides the Company with an additional opportunity to maintain the appropriate level of capital necessary while concurrently giving existing stockholders an investment opportunity. Additionally, during the fourth quarter of 2011, the Company initiated a Common Stock Rights Offering. Under the terms of the rights offering, the Company distributed, at no charge to holders of its common stock on the record date, rights to purchase shares of the Company’s common stock at a subscription price of $7.65 per full share. As a result of the rights offering, on January 19, 2012, the Company generated approximately $1.2 million of net proceeds through the issuance of 155,722 new shares of the Company’s common stock which will postively impact capital ratios subsequent to December 31, 2011.

Larger financial institutions are subject to new global regulatory standards on capital adequacy as agreed by the members of the Basel Committee on Banking Supervision. While our Bank is not subject to these new regulatory standards, we anticipate that we may face higher capital level expectations by regulatory demands in the coming years. Additionally, capital market outlets have been limited and could present challenges in the future for the industry. The Company maintains a capital contingency plan outlining strategies available in the event of circumstances that would require additional capital raising efforts, such as the issuance of preferred stock. At December 31, 2011, management believes our capital levels are suffient to absorb potential losses identified in our loan portfolio.

Off-Balance Sheet Arrangements

For more information regarding financial instruments with off-balance sheet risk, see Note 14 to the Company’s consolidated financial statements.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Management must ensure that adequate funds are available at all times to meet the needs of our customers. On the asset side of the balance sheet, cash, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines and repurchase agreement lines from correspondent banks, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity. The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) is considered to be adequate by management. Given the stressors and potential volatility in the financial markets economic uncertanity, and unexpected cash outflows, the Bank maintains a contingency liquidity plan to identify funding sources in the event of a liquidity crisis.

The Bank uses cash, excess reserves at the Federal Reserve Bank, and federal funds sold to meet its short-term daily funding needs. During 2011, the interest rate environment was not conducive to purchasing longer-term investments. Management determines, based on items such as loan demand and deposit activity, an appropriate level of cash, excess reserves, and federal funds sold and seeks to maintain that level.

There were no material changes in the Company’s overall liquidity position at December 31, 2011 compared to December 31, 2010. Federal funds lines and repurchase agreement lines available from correspondent banks totaled $18.0 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, there was no outstanding balance on these lines.

The secondary liquidity source for both short-term and long-term borrowings consists of an approximate $14.7 million secured line of credit with the Federal Home Loan Bank of Atlanta. No balance was outstanding on this line at December 31, 2011 or 2010. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At December 31, 2010, a $6.0 million letter of credit in favor of the Commonwealth of Virginia’s Treasury Board, to secure public deposits, reduced the available credit from this line to $8.7 million. With a 110% collateral pledging requirement, this leaves the Company approximately $7.9 million for secondary liquidity needs.

The Bank has an approved $1.0 million Discount Window facility with the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. There was no balance outstanding on this line at December 31, 2011 or 2010.

The Bank is a participating institution in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a technology based service that the Bank can incorporate into its traditional product offering. The service uses a web based application that allows participating institutions across the country to swap, sell, or buy deposits from other members. The CDARS program has limitations but can be used to attract new deposits, diversify our funding sources, and manage liquidity.

The Bank’s investment portfolio also serves as a source of liquidity. The primary objectives of the investment portfolio are to satisfy liquidity requirements, maximize income on portfolio assets, and if necessary, supply collateral required to secure public funds deposits. As investment securities mature, the proceeds are either reinvested in federal funds sold to fund loan demand or deposit withdrawal fluctuations, or the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. All of the Bank’s investments in its portfolio are unpledged with an average maturity of 5.2 years. These investments are a source of liquid funds as they can be sold in any interest rate environment without causing significant harm to the current period’s results of operations.

Management believes that the Company has no counterparty risk and maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Key Financial Ratios

The following table shows key financial ratios that often are used to compare the performance of financial institutions.

Table 16. Key Financial Ratios

	2011	2010	2009
Return on average assets	(0.94)%	(0.04)%	0.25%
Return on average equity	(11.85)%	(0.44)%	2.96%
Average equity to average assets	7.89%	8.39%	8.50%
Dividend payout ratio	1.71%	339.99%	89.56%

Future Application of Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for more information regarding the expected impact of accounting pronouncements recently issued.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial Statements:

Supplementary Data:

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Botetourt Bankshares, Inc.

Buchanan, Virginia

We have audited the accompanying consolidated balance sheets of Botetourt Bankshares, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Botetourt Bankshares, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ELLIOTT DAVIS, LLC
Galax, Virginia March 23, 2012

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks	$7,376,113	$6,232,356
Interest-bearing deposits with banks	19,235,517	12,190,985
Federal funds sold	680,000	1,728,000

Total cash and cash equivalents	27,291,630	20,151,341
Time deposits with banks	250,000	500,000
Investment securities available for sale	15,622,899	15,042,933
Investment securities held to maturity (fair value approximates $100,000 in 2010)	—	100,000
Restricted equity securities	536,000	581,000
Loans, net of allowance for loan losses of $5,994,825 in 2011 and $5,147,790 in 2010	243,854,200	257,557,882
Property and equipment, net	7,344,643	7,661,323
Accrued income	1,039,676	1,338,662
Foreclosed assets	5,251,939	1,850,665
Other assets	5,427,044	4,700,925

Total assets	$306,618,031	$309,484,731

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits	$36,359,242	$33,006,463
Interest-bearing deposits	244,464,401	248,041,302

Total deposits	280,823,643	281,047,765
Accrued interest payable	451,663	520,373
Subordinated debt	300,000	—
Other liabilities	1,420,074	2,051,912

Total liabilities	282,995,380	283,620,050

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,253,542 and 1,250,375 shares issued and outstanding in 2011 and 2010, respectively	1,253,542	1,250,375
Additional paid-in capital	1,714,975	1,687,446
Retained earnings	20,720,004	23,692,067
Accumulated other comprehensive loss	(65,870)	(765,207)

Total stockholders’ equity	23,622,651	25,864,681

Total liabilities and stockholders’ equity	$306,618,031	$309,484,731

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

Years ended December 31, 2011 and 2010

	2011	2010
Interest income
Loans and fees on loans	$14,565,904	$15,613,824
Federal funds sold	1,478	8,641
Investment securities:
Taxable	207,428	313,561
Exempt from federal income tax	209,446	240,750
Dividend income	4,926	2,143
Deposits with banks	42,999	23,124

Total interest income	15,032,181	16,202,043

Interest expense
Deposits	4,117,633	5,163,198
Long-term debt	5,095	—
Federal funds purchased	33	—

Total interest expense	4,122,761	5,163,198

Net interest income	10,909,420	11,038,845
Provision for loan losses	7,485,000	4,045,000

Net interest income after provision for loan losses	3,424,420	6,993,845

Noninterest income
Service charges on deposit accounts	1,174,541	1,094,093
Other service charges and fees	241,727	213,254
Mortgage origination fees	165,373	201,505
Commissions on title services	39,991	48,996
Net realized gains on sale of AFS securities	2,650	2,675
Other income	348,617	367,285

Total noninterest income	1,972,899	1,927,808

Noninterest expense
Salaries and employee benefits	4,639,938	4,877,701
Occupancy	525,981	535,881
Equipment	524,559	653,576
Foreclosed assets, net	1,182,514	379,020
Advertising and marketing	139,485	147,745
Outside services	397,714	352,427
FDIC insurance premiums and assessment	410,986	485,688
ATM and debit card	306,373	278,712
Franchise tax	189,319	193,918
Collection	287,950	124,974
Other operating expenses	1,349,102	1,226,674

Total noninterest expense	9,953,921	9,256,316

Loss before income taxes	(4,556,602)	(334,663)
Income tax benefit	(1,634,554)	(217,246)

Net loss	$(2,922,048)	$(117,417)

Basic loss per share	$(2.33)	$(0.09)

Diluted loss per share	$(2.33)	$(0.09)

Basic weighted average shares outstanding	1,252,128	1,248,142

Diluted weighted average shares outstanding	1,252,128	1,248,142

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and

Comprehensive Income (Loss)

Years ended December 31, 2011 and 2010

			Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2009	1,246,062	$1,246,062	$1,630,586	$24,208,695	$(479,015)	$26,606,328
Net loss	—	—	—	(117,417)	—	(117,417)
Net change in unrealized depreciation on investment securities available for sale, net of taxes of $37,465	—	—	—	—	(72,726)	(72,726)
Reclassified securities gains realized, net of taxes of $910	—	—	—	—	(1,765)	(1,765)
Net change in defined benefit pension plan, net of taxes $107,082	—	—	—	—	(207,865)	(207,865)
Net change in post retirement health plan, net of taxes of $1,976	—	—	—	—	(3,836)	(3,836)

Total comprehensive loss						(403,609)
Dividends declared ($.32 per share)	—	—	—	(399,211)	—	(399,211)
Stock issued under Dividend Re-investment & Stock Purchase Plan	4,313	4,313	56,860	—	—	61,173

Balance, December 31, 2010	1,250,375	1,250,375	1,687,446	23,692,067	(765,207)	25,864,681
Net loss	—	—	—	(2,922,048)	—	(2,922,048)
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(136,971)					265,885	265,885
Reclassified securities gains realized, net of taxes of $901	—	—	—	—	(1,749)	(1,749)
Net change in defined benefit pension plan, net of taxes $(214,654)	—	—	—	—	416,682	416,682
Net change in post retirement health plan, net of taxes of $(9,540)	—	—	—	—	18,519	18,519

Total comprehensive loss						(2,222,711)
Dividends declared ($.04 per share)	—	—	—	(50,015)	—	(50,015)
Stock issued under Dividend Re-investment & Stock Purchase Plan	3,167	3,167	27,529	—	—	30,696

Balance, December 31, 2011	1,253,542	$1,253,542	$1,714,975	$20,720,004	$(65,870)	$23,622,651

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(2,922,048)	$(117,417)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	592,978	694,640
Net amortization of securities premiums	16,851	2,299
Provision for loan losses	7,485,000	4,045,000
Deferred income taxes	(1,170,965)	(119,048)
Net realized losses on sales of assets	85,066	41,816
Write down of other real estate owned	933,861	229,785
Changes in assets and liabilities:
Accrued income	298,986	(85,537)
Other assets	102,589	(322,405)
Accrued interest payable	(68,710)	(164,765)
Other liabilities	(108,513)	366,257

Net cash provided by operating activities	5,245,095	4,570,625

Cash flows from investing activities
Purchases of investment securities—available for sale	(9,250,000)	(9,339,308)
Redemptions of restricted equity securities	45,000	—
Maturities of investment securities—held to maturity	100,000	—
Maturities of investment securities—available for sale	8,788,388	9,896,612
Sale of investment securities—available for sale	267,650	377,675
Net (increase) decrease in time deposits with banks	250,000	(250,000)
Net (increase) decrease in loans	546,765	(3,234,252)
Purchases of property and equipment	(197,834)	(168,108)
Proceeds from sales of property and equipment	37,189	24,500
Proceeds from sales of foreclosed assets	1,251,477	829,119

Net cash provided by (used in) investing activities	1,838,635	(1,863,762)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	3,352,779	2,299,980
Net decrease in interest-bearing deposits	(3,576,901)	(1,092,050)
Common stock issued	30,696	61,173
Proceeds of long-term debt	300,000	—
Dividends paid	(50,015)	(399,211)

Net cash provided by financing activities	56,559	869,892

Net increase in cash and cash equivalents	7,140,289	3,576,755
Cash and cash equivalents, beginning	20,151,341	16,574,586

Cash and cash equivalents, ending	$27,291,630	$20,151,341

Supplemental disclosure of cash flow information:
Interest paid	$4,191,471	$5,327,962

Taxes paid	$—	$434,833

Supplemental disclosure of noncash activities:
Other real estate acquired in settlement of loans	$6,384,637	$2,652,410

Loans originated to finance the sale of other real estate owned	$749,740	$1,022,500

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Botetourt Bankshares, Inc. (the “Company”) is a Virginia bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Bank of Botetourt (the “Bank”). The Bank is a Virginia state-chartered bank subject to regulation by the Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides full banking services through ten branch offices in Botetourt, Roanoke, Rockbridge, and Franklin counties in Virginia. The Bank has a wholly-owned subsidiary, Buchanan Service Corporation, which conducts its operations through an interest in an insurance company and two title insurance companies, and as an agent for sale of life and disability insurance. The Company is subject to supervision by the Federal Reserve.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, the valuation of foreclosed assets such as real estate acquired in connection with foreclosures or in satisfaction of loans, fair value of financial instruments, deferred taxes, and employee benefit plans.

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

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Management also considers the adequacy of collateral and the state of the collection process. When interest accrual is discontinued, all unpaid accrued interest is reversed. We apply payments received on nonaccrual loans first to outstanding principal, and the residual amount, if any, is applied to interest. When facts, circumstances, and consistent performance indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

Employee Benefit Plans

A noncontributory defined benefit pension plan (the “Plan”) was provided for all employees who met the eligibility requirements of 21 years of age and one year of service. The Plan’s benefits were frozen on November 30, 2011. No new participants were added to the plan after November 30, 2011. All benefit accruals under the Plan ceased as of midnight November 30, 2011. Thereafter, the accrued benefit of each participant is

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Employee Benefit Plans, continued

determined based on years of benefit service, average compensation, excess compensation, and any other factor used to calculate the accrued benefit, each determined as of close of business November 30, 2011. Participants shall not continue to accrue years of benefits service beyond November 30, 2011 for any purpose under the Plan. To maintain the plan’s funding adequacy, the Company contributes an appropriate amount which is deductible for federal income tax purposes. Benefits under the plan are accrued by periodic charges to income as determined by the plan’s actuaries. To the extent accumulated plan assets, including current period cash contributions, are less than projected benefit obligations, the Company accrues such obligations through either a charge to income or other comprehensive income.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Income Taxes, continued

A deferred tax valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Management evaluates the need for a deferred tax valuation allowance according to ASC 740 Income Taxes. All available evidence is considered when determining this estimate.

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

In the event that the Company has an unrecognized tax benefit in future accounting periods, the Company will recognize interest accrued related to the benefit in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax benefit for the years ended December 31, 2011 and 2010. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the above treatment by taxing authorities would not affect the annual effective tax rate but would defer the payment of cash to the taxing authority to later periods. The Company’s tax filings for years ended 2008 through 2010 are currently open to audit under statutes of limitations of the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. At December 31, 2011 and 2010, the Company had no potentially dilutive securities outstanding.

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

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $3,550,000 for the periods including December 31, 2011 and 2010.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2011
Available for sale:
Government-sponsored enterprises	$8,258,620	$54,525	$12,547	$8,300,598
State and municipal securities	6,892,338	386,412	2,832	7,275,918
Corporate securities	1	46,382	—	46,383

	$15,150,959	$487,319	$15,379	$15,622,899

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2010
Available for sale:
Government-sponsored enterprises	$6,183,971	$21,082	$70,100	$6,134,953
State and municipal securities	8,787,227	153,948	85,351	8,855,824
Corporate securities	1	52,155	—	52,156

	$14,971,199	$227,185	$155,451	$15,042,933

Held to maturity:
State and municipal securities	$100,000	—	200	99,800

	$100,000	$—	$200	$99,800

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

Government-sponsored enterprises, commonly referred to as U.S. Government Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association bonds.

No investment securities were pledged at December 31, 2011. An investment security with amortized cost of approximately $500,000 at December 31 2010 was pledged as collateral on public deposits and for other purposes as required or permitted by law.

Proceeds on the sale of investment securities amounted to $267,650 in 2011 and $377,675 in 2010. Gross realized gains for the years ended December 31, 2011 and 2010 amounted to $2,650 and $2,675, respectively.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2011, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$849,909	$853,595
Due after one year through five years	5,455,051	5,601,392
Due after five years through ten years	8,845,998	9,121,530
Due after ten years	1	46,382

	$15,150,959	$15,622,899

The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011
Government-sponsored enterprises	$3,737,452	$12,547	$—	$—	$3,737,452	$12,547
State and municipal securities	217,169	2,832	—	—	217,169	2,832
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$3,954,621	$15,379	$—	$—	$3,954,621	$15,379

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2010
Government-sponsored enterprises	$2,223,288	$70,100	$—	$—	$2,223,288	$70,100
State and municipal securities	3,705,217	85,351	—	—	3,705,217	85,351
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,928,505	$155,451	$—	$—	$5,928,505	$155,451

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company does not believe that gross unrealized losses as of December 31, 2011, which is comprised of 9 investment securities, represent an other-than-temporary impairment. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses, which represent 0.10% of the amortized cost basis of the Company’s total investment securities, were attributable to changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

Note 4. Loans Receivable

The Company segments its loan portfolio to capture the nature of credit risk inherent in its loans receivable. These segments allow management to monitor risk and performance. In reviewing risk, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the commercial loan portfolio; (ii) the commercial real estate loan portfolio; (iii) the consumer loan portfolio; (iv) the residential—prime loan portfolio; and (v) the agricultural and raw land portfolio. The Company does not have any disaggregated class subsets to these category segments.

The Commercial segment consists of loans made for the purpose of financing the activities of commercial customers. The Commercial Real Estate portfolio includes owner occupied, non-owner occupied, and multi-family dwellings. Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing. If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. The Residential—prime loan segment consists of fixed rate and adjustable rate single-family amortizing term loans, which are primarily first liens and home equity loans which are generally second liens. The Agricultural and Raw Land category is for farm loans and for undeveloped land. Consumer loans consist of motor vehicle loans, savings account loans, personal lines of credit, overdraft loans, other types of secured consumer loans, and unsecured personal loans.

Notes to Consolidated Financial Statements

Note 4. Loans Receivable, continued

The major segmented components of loans at December 31 are as follows (in thousands):

	2011	2010
Commercial	$16,300	$18,910
Commercial Real Estate	88,712	90,665
Consumer	10,628	11,758
Residential—Prime	116,391	127,669
Agricultural & Raw Land	17,818	13,704

	249,849	262,706
Allowance for loan losses	(5,995)	(5,148)

	$243,854	$257,558

Loans receivable include $42,000 and $89,000 in overdraft demand deposit accounts at December 31, 2011 and 2010, respectively.

The Company had no subprime residential loans at December 31, 2011 or 2010.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans identified as losses and deemed uncollectible by management are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the discounted cash flows, collateral value, or observable market price of the loan is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor is applied to each group’s loan balances to determine the allocation. The loss ratio factor is based on average loss history for the current year and two prior years to ensure the most relevant data is being used in the model following the economic recession, anemic recovery, current economic conditions.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Qualitative environmental factors include external risk factors that management believes affect the overall lending environment of the Company. Environmental factors that management of the Company routinely analyze include levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting practices, experience, ability, and depth of lending management and staff, national and local economic trends and conditions such as unemployment rates, and housing statistics, banking industry conditions, local economic forecasts, and the effect of changes in credit concentrations.

The following table presents activity in the allowance for credit losses for the years-ended December 31, 2011 and December 31, 2010 on a portfolio segment basis. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Commercial Real Estate	Consumer	Residential Prime	Agricultural & Raw Land	Total
Allowance for loan losses:
Balance, January 1, 2011	$327,341	$1,640,142	$222,432	$2,891,175	$66,700	$5,147,790
Charge-offs	(308,703)	(2,004,666)	(80,781)	(4,291,740)	—	(6,685,890)
Recoveries	6,030	22,906	10,216	8,773	—	47,925
Provisions	550,008	2,118,057	53,433	4,339,004	424,498	7,485,000

Balance, December 31, 2011	$574,676	$1,776,439	$205,300	$2,947,212	$491,198	$5,994,825

Balance, January 1, 2010	$337,410	$1,667,473	$230,700	$1,645,957	$65,485	$3,947,025
Charge-offs	(275,738)	(735,654)	(104,484)	(1,795,087)	—	(2,910,963)
Recoveries	30,434	300	35,052	942	—	66,728
Provisions	235,235	708,023	61,164	3,039,363	1,215	4,045,000

Balance, December 31, 2010	$327,341	$1,640,142	$222,432	$2,891,175	$66,700	$5,147,790

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

	Commercial	Commercial Real Estate	Consumer	Residential Prime	Agricultural & Raw Land	Total
December 31, 2011
Allowance for loan losses ending balances:
Individually evaluated for impairment	$282,376	$346,039	$—	$838,412	$409,055	$1,875,882

Collectively evaluated for impairment	$292,300	$1,430,400	$205,300	$2,108,800	$82,143	$4,118,943

Loans receivable:
Ending balance—total	$16,299,804	$88,711,578	$10,627,934	$116,391,395	$17,818,314	$249,849,025

Ending balances:
Individually evaluated for impairment	$1,066,894	$7,381,111	$4,738	$10,765,150	$1,991,255	$21,209,148

Collectively evaluated for impairment	$15,232,910	$81,330,467	$10,623,196	$105,626,245	$15,827,059	$228,639,877

December 31, 2010
Allowance for loan losses ending balances:
Individually evaluated for impairment	$72,541	$724,842	$—	$1,336,774	$—	$2,134,157

Collectively evaluated for impairment	$254,800	$915,300	$222,432	$1,554,401	$66,700	$3,013,633

Loans receivable:
Ending balance—total	$18,910,125	$90,664,395	$11,758,153	$127,669,321	$13,703,678	$262,705,672

Ending balances:
Individually evaluated for impairment	$460,066	$8,870,708	$—	$16,437,447	$599,969	$26,368,190

Collectively evaluated for impairment	$18,450,059	$81,793,687	$11,758,153	$111,231,874	$13,103,709	$236,337,482

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

The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs. Impaired loans with a balance at the end of the period are reflected in the recorded investment and unpaid principal balance columns. The average recorded investment represents the Company’s average investment in those same loans during the period. The following tables present impaired loans in the segmented portfolio categories as of December 31:

2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$626,742	$626,512	$—	$622,735	$2,350
Commercial Real Estate	4,907,524	4,908,048	—	5,700,280	255,762
Residential—Prime	4,872,253	4,871,762	—	8,925,580	131,688
Consumer	4,751	4,738	—	5,540	562
Agricultural & Raw Land	161,725	161,725	—	476,322	6,913
With an allowance recorded:
Commercial	$441,028	$440,382	$282,376	$383,181	$3,001
Commercial Real Estate	2,473,765	2,473,063	346,039	2,456,694	823
Residential—prime	5,894,612	5,893,388	838,412	5,980,074	21,530
Agricultural & Raw Land	1,829,385	1,829,530	409,055	163,285	68,096
Total:
Commercial	$1,067,770	$1,066,894	$282,376	$1,005,916	$5,351
Commercial Real Estate	7,381,289	7,381,111	346,039	8,156,974	256,585
Residential—Prime	10,766,865	10,765,150	838,412	14,905,654	153,218
Consumer	4,751	4,738	—	5,540	562
Agricultural & Raw Land	1,991,110	1,991,255	409,055	639,607	75,009

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$221,963	$—
Commercial Real Estate	6,035,073	6,034,870	—	3,441,580	366,095
Residential—Prime	10,892,080	10,894,976	—	9,717,616	279,079
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691
With an allowance recorded:
Commercial	$460,066	$460,066	$72,541	$683,174	$—
Commercial Real Estate	2,835,739	2,835,838	724,842	1,494,664	110,159
Residential—prime	5,538,233	5,542,471	1,336,774	3,777,164	387,956
Total:
Commercial	$460,066	$460,066	$72,541	$905,137	$—
Commercial Real Estate	8,870,812	8,870,708	724,842	4,936,244	476,254
Residential—Prime	16,430,313	16,437,447	1,336,774	13,494,780	667,035
Agricultural & Raw Land	599,969	599,969	—	722,197	19,691

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable, including those on nonaccrual status, by portfolio segment as December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$17,065	$15,326	$987,349	$1,019,740	$15,280,064	$16,299,804	$—
Commercial Real Estate	116,519	677,295	3,930,617	4,724,431	83,987,147	88,711,578	263,827
Consumer	164,210	16,876	15,833	196,919	10,431,015	10,627,934	15,183
Residential—Prime	2,808,768	943,922	6,364,455	10,117,145	106,274,250	116,391,395	356,017
Agricultural & Raw Land	59,888	205,994	1,028,130	1,294,012	16,524,302	17,818,314	—

Total	$3,166,450	$1,859,413	$12,326,384	$17,352,247	$232,496,778	$249,849,025	$635,027

The following schedule is an aging of past due loans receivable, including those on nonaccrual status, by portfolio segment as December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$105,853	$—	$460,066	$565,919	$18,344,206	$18,910,125	$—
Commercial Real Estate	1,046,709	1,398,370	3,584,896	6,029,975	84,634,420	90,664,395	2,899,837
Consumer	202,065	55,450	33,108	290,623	11,467,530	11,758,153	—
Residential—Prime	4,669,092	1,539,408	9,901,533	16,110,033	111,559,288	127,669,321	2,364,886
Agricultural & Raw Land	—	72,000	37,411	109,411	13,594,267	13,703,678	37,324

Total	$6,023,719	$3,065,228	$14,017,014	$23,105,961	$239,599,711	$262,705,672	$5,302,047

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

Loans are generally placed in nonaccrual status when, in management’s opinion, the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments on nonaccrual loans are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments accordingly to contractual terms and future payments are reasonably assured. The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of December 31, 2011.

	2011	2010
Commercial	$987,349	$460,066
Commercial Real Estate	3,666,169	1,228,021
Consumer	—	17,244
Residential—Prime	6,725,941	7,218,796
Agricultural & Raw Land	1,785,261	—

	$13,164,720	$8,924,127

The Company uses several metrics as credit quality indicators of current or potential risks in our loan portfolio. These indicators include, but are not limited to, credit bureau reports, loan-to-value ratios, internal risk ratings, current financial information, historical payment experience, economic conditions, and trends in net charge-offs and nonperforming loans. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, every loan is assigned a risk rating grade at the time of loan origination. The risk ratings are formally reviewed for appropriateness over the life of the loan on an annual basis. The formal review occurs during the fourth quarter to correspond to the Company’s fiscal year-end. In addition, quarterly reviews occur for specific loans identified by loan administration to ensure loans with potential material impact are captured on an interim basis. These processes historically provide a predictive element to assist management in our efforts to quantify losses. The quarterly review is an important process to accurately identify impaired loans, a critical component in the allowance for loan losses calculation. The credit quality indicators are periodically reviewed and updated on a case-by-case basis.

Management uses an eight point internal risk rating system, listed from the least risk to the highest risk, to monitor the credit quality of the non-consumer segments of the loan portfolio.

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

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

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

For the consumer segment of the loan portfolio, the Company uses the following definitions:

Nonperforming: Loans on nonaccrual status plus loans greater than ninety days past due and still accruing interest.

Performing: All current loans plus loans less than ninety days past due.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2011.

	Commercial	Commercial Real Estate	Residential—Prime	Agricultural & Raw Land
Internal Risk Rating Grades:
Satisfactory or better	$9,227,714	$45,832,733	$61,293,063	$6,610,668
Acceptable	5,536,487	27,777,797	32,682,370	8,039,221
Special Mention	238,962	8,081,599	4,871,387	1,062,438
Substandard	1,296,641	7,019,449	17,544,575	2,105,987

Total	$16,299,804	$88,711,578	$116,391,395	$17,818,314

Consumer
Internal Risk Rating Grades:
Performing	$10,612,101
Nonperforming	15,833

Total	$10,627,934

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of December 31, 2010.

	Commercial	Commercial Real Estate	Residential—Prime	Agricultural & Raw Land
Internal Risk Rating Grades:
Satisfactory or better	$10,743,831	$44,410,458	$56,582,438	$7,307,866
Acceptable	5,920,642	33,882,816	36,074,178	5,442,991
Special Mention	1,437,766	4,652,366	8,948,399	72,000
Substandard	807,886	7,718,755	26,064,306	880,821

Total	$18,910,125	$90,664,395	$127,669,321	$13,703,678

Consumer
Internal Risk Rating Grades:
Performing	$11,725,045
Nonperforming	33,108

Total	$11,758,153

The Bank evaluated all loan restructurings that occurred during 2011 to determine whether they are considered troubled debt restructurings (“TDRs”) under the amended guidance of ASU 2011-02. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Bank identified and prospectively measured them as impaired under the guidance in ASC 310-10-35. In certain cases, existing impaired loans were restructured and continued to be measured as intended by the guidance. At December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $4.8 million, and the allowance for loan losses associated with these loans, on the basis of a current evaluation of loss exposure was approximately $259,000.

Notes to Consolidated Financial Statements

Note 5. Allowance for Loan Losses, continued

The following is a schedule of loans that are considered Trouble Debt Restructurings for the year-ended December 31, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$482,085	$307,901
Commercial Real Estate	6	3,111,879	2,788,136
Residential—prime	5	2,106,169	1,734,871

Total	12	$5,700,133	$4,830,908

At December 31, 2011, the Bank modified twelve loans that were considered to be troubled debt restructurings. We entered into forbearance agreements on six of these loans, modified repayment terms to interest only for three loans, extended the maturity date term for two loans, and lowered the interest rate for one loan.

The following is a schedule of loans that had been previously restructured and have subsequently defaulted for the year-ended December 31, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$482,085	$307,901
Commercial Real Estate	3	1,581,741	1,264,556
Residential—prime	2	863,672	584,831

Total	6	$2,927,498	$2,157,288

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

Note 6. Property & Equipment and Foreclosed Assets

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

	2011	2010
Land	$2,307,853	$2,307,853
Buildings and improvements	6,763,741	6,732,001
Furniture and equipment	3,095,160	3,187,180

	12,166,754	12,227,034
Less accumulated depreciation	4,822,111	4,565,711

	$7,344,643	$7,661,323

Depreciation expense for 2011 and 2010 was $479,826 and $540,577, respectively.

Notes to Consolidated Financial Statements

Note 6. Property & Equipment and Foreclosed Assets, continued

Lessee Activities

In 2011 and 2010, the Bank leased out a portion of its loan administration facility to a third party. The annually renewable lease calls for monthly lease payments of $750. Rental income received related to this lease was $9,000 in both 2011 and 2010.

The Bank leased out a portion of a branch facility to a third party. The five year lease, which commenced in November 2010, calls for monthly lease payments of $2,000 plus cleaning services for the first two years of the lease. The lease payments incrementally increase in years three through five. Rental income received related to this facility in 2011 and 2010 was $24,000 and $4,000, respectively.

The Bank leases office space to Mountain Valley Title Insurance Agency, LLC in the amount of $6,000 annually and paid quarterly and to Rockbridge Title Services, LLC in the amount of $6,000 annually and paid quarterly. Both of these companies are related party interests as subsidiaries of the Bank.

The Bank recognized rental income from leasing various other real estate owned properties to tenants. In general, the lease contracts are short-term in the event the property sells and call for monthly payments. Rental income received related to this activity in 2011 was $36,294 and $19,628 in 2010 and is shown net of foreclosed asset expenses on the consolidated statements of operations.

Aggregate rental income for 2011 and 2010 was $81,294 and $44,628, respectively.

Lessor Activities

The Bank leases locations for automated teller machines, equipment and parking facilities under various operating leases that call for annual payments as follows:

2012	$4,016
2013	2,286
2014	—
2015	—
2016	—

$6,302

Aggregate rental expense for 2011 and 2010 was $4,690 and $11,768, respectively.

Foreclosed Assets

The following table summarized the activity in foreclosed assets:

	2011	2010
Balance, beginning of year	$1,850,665	$1,322,340
Additions	6,384,637	2,652,410
Capitalized items	37,020	—
Sales	(1,251,477)	(829,119)
Loans originated to finance the sale of other real estate owned	(749,740)	(1,022,500)
Impairment write-downs	(933,861)	(229,785)
Net loss on sale	(85,305)	(42,681)

Balance, end of year	$5,251,939	$1,850,665

Notes to Consolidated Financial Statements

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $70,841,875 and $71,411,860, respectively.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

2012	$91,922,747
2013	30,726,617
2014	15,318,290
2015	31,186,796
2016	15,418,803
Thereafter	—

$184,573,253

Note 8. Short-Term Debt

The Company has established various credit facilities to provide additional liquidity if and as needed. At December 31, 2011, these facilities from correspondent banks included unsecured lines of credit and repurchase agreement lines of credit totaling $18,000,000. At December 31, 2011 and 2010, the Company had no outstanding balance against these lines.

In addition, the Company has a secured line of credit of approximately $14,700,000 with the Federal Home Loan Bank of Atlanta. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At December 31, 2011, a $6,000,000 letter of credit in favor of the Commonwealth of Virginia-Treasury Board, to secure public deposits, was utilized from this line of credit, reducing the available credit for secondary liquidity needs to $8,700,000. With a 110% collateral pledging requirement, this would leave the Company approximately $7,900,000 for secondary liquidity needs. No balance was outstanding on this line at December 31, 2011 or 2010. Advancing the maximum available credit could require the pledging of additional collateral.

The Company has an established $1,000,000 Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at December 31, 2011 or 2010.

Note 9. Subordinated Debt

In 2011, the Bank began issuing Subordinated Debt. Interest rates are fixed on the debt for the full term but vary by maturity and range from 6.75% on the debt with a 7 year maturity to 7.75% on the debt with a 10 year maturity. As the terms are greater than five years and the debt is subordinate to deposits and other borrowings, this debt is included in capital for purposes of calculating total risk based capital.

The maturities of the subordinated debt, as of December 31, 2011, are as follows:

2018	210,000
2021	90,000

Total	$300,000

Notes to Consolidated Financial Statements

Note 10. Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$7,376	$7,376	$6,232	$6,232
Interest-bearing deposits with banks	19,235	19,235	12,190	12,190
Federal funds sold	680	680	1,728	1,728
Time deposits with banks	250	250	500	500
Investment securities, available for sale	15,623	15,623	15,043	15,043
Investment securities, held to maturity	—	—	100	100
Restricted equity securities	536	536	581	581
Loans, net	243,854	242,206	257,558	256,398
Accrued interest receivable	1,040	1,040	1,339	1,339
Financial liabilities
Deposits	280,824	284,839	281,048	284,726
Accrued interest payable	452	452	520	520
Subordinated debt	300	425	—	—
Unused commitments	—	—	—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Interest-bearing deposits with banks, federal funds sold, and time deposits with banks: The carrying amounts of interest–bearing deposits with banks, federal funds sold, and time deposits with banks approximate their fair values.

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

Notes to Consolidated Financial Statements

Note 10. Fair Values of Financial Instruments, continued

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

Notes to Consolidated Financial Statements

Note 10. Fair Values of Financial Instruments, continued

Loans, continued

Once a loan is identified as individually impaired, management measures impairment in accordance with the guidance on Receivables. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011 and 2010, substantially all impaired loans were evaluated based upon the fair value of collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) December 31, 2011	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Government-sponsored enterprises	$8,301	$—	$8,301	$—
State and municipal securities	7,276	—	7,276	—
Corporate securities	46	46	—	—

Total assets at fair value	$15,623	$46	$15,577	$—

(In Thousands) December 31, 2010
Investment securities available for sale:
Government-sponsored enterprises	$6,135	$—	$6,135	$—
State and municipal securities	8,856	—	8,856	—
Corporate securities	52	52	—	—

Total assets at fair value	$15,043	$52	$14,991	$—

Notes to Consolidated Financial Statements

Note 10. Fair Values of Financial Instruments, continued

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are included in the tables below.

(In Thousands) December 31, 2011	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$158	$—	$—	$158
Agricultural & Raw Land	1,420	—	—	1,420
Residential—Prime	5,055	—	2,799	2,256
Commercial Real Estate	2,127	—	1,630	497

Total Impaired Loans	8,760	—	4,429	4,331
Other real estate owned	5,252	—	5,252	—

Total assets at fair value	$14,012	$—	$9,681	$4,331

(In Thousands) December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$387	$—	$387	$—
Residential—Prime	4,206	—	3,296	910
Commercial Real Estate	2,111	—	501	1,610

Total Impaired Loans	6,704	—	4,184	2,520
Other real estate owned	1,851	—	1,851	—

Total assets at fair value	$8,555	$—	$6,035	$2,520

Transfers into Level 3 during the years ended December 31, 2011 and 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. During 2011 and 2010, loans transferred out of Level 3 occurred when impairment status was eliminated. For the years ended December 31, 2011 and 2010 , the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
	Impaired Loans	Impaired Loans
Balance, January 1	$2,520	$293
Included in earnings	(1,436)	(285)
Transfers into Level 3	6,414	5,518
Transfer out of Level 3	(2,477)	(2,855)
Principal reductions	(690)	(151)

Balance, December 31	$4,331	$2,520

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Notes to Consolidated Financial Statements

Note 11. Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share for each year ended December 31.

	2011	2010
Net loss available to common stockholders	$(2,922,048)	$(117,417)

Weighted average common shares outstanding, basic	1,252,128	1,248,142
Effect of dilutive securities, options	—	—

Weighted average common shares outstanding, diluted	1,252,128	1,248,142

Basic loss per share	$(2.33)	$(0.09)

Diluted loss per share	$(2.33)	$(0.09)

Note 12. Benefit Plans

Stock Based Compensation

The Company maintains a 2009 Incentive Stock Plan (“2009 Incentive Plan”) that provides for restricted stock grants and options up to 50,000 shares for key employees of the Company, to be issued at no less than the current market price at the time of the grant or option. The maximum number of shares with respect to which awards may be granted in any calendar year is 15,000 shares. The plan expires May 13, 2019 unless all shares are granted prior to the expiration date. No restricted stock grants or options have been granted or are outstanding under the 2009 Incentive Plan.

Defined Benefit Pension Plan

The Bank has a qualified, noncontributory, Defined Benefit Pension Plan, sponsored by the Virginia Bankers Association, covering all eligible employees with one year of service who have attained the age of twenty-one. Effective November 30, 2011, the Defined Benefit Plan was frozen, with no future benefit accruals. Contributions to the plan are based on computations by independent actuarial consultants. The plan’s assets include common stock, fixed income securities, short-term investments and cash. The benefits to the participants are primarily based on years of service and earnings.

Notes to Consolidated Financial Statements

Note 12. Benefit Plans, continued

Defined Benefit Pension Plan, continued

The following table is a summary of the plan’s funded status for each year ended December 31:

	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$3,919,106	$4,361,877
Service cost	261,856	231,164
Interest cost	215,295	261,431
Actuarial loss	415,460	435,326
Benefits paid	(204,010)	(1,517,173)
Settlement loss	—	146,481
Decrease in obligation due to curtailment	(1,319,661)	—

Benefit obligation at end of year	$3,288,046	$3,919,106

Change in plan assets
Fair value of plan assets at beginning of year	$2,870,515	$3,853,538
Actual return on plan assets	(81,485)	284,150
Employer contribution	300,000	250,000
Benefits paid	(204,010)	(1,517,173)

Fair value of plan assets at end of year	$2,885,020	$2,870,515

Change in prepaid benefit cost
Prepaid benefit cost, beginning	$15,325	$240,631
Contributions	300,000	250,000
Pension cost	(285,770)	(475,306)

Prepaid benefit cost	$29,555	$15,325

Funded status
Funded status	$(403,026)	$(1,048,591)
Unrecognized prior service costs	—	787
Unrecognized net actuarial loss	432,581	1,063,129

Net amount recognized, December 31	$29,555	$15,325

Recognized on balance sheet
Other assets (deferred tax)	$147,078	$361,731
Other liabilities	(403,026)	(1,048,591)
Accumulated other comprehensive loss, net of tax benefit	285,503	702,185

Net amount recognized, December 31	$29,555	$15,325

Notes to Consolidated Financial Statements

Note 12. Benefit Plans, continued

Defined Benefit Pension Plan, continued

The following table is a summary of the assumptions and components of net periodic benefit costs for the years ended December 31:

	2011	2010
Components of net periodic benefit cost
Service cost	$261,856	$231,164
Interest cost	215,295	261,431
Expected return on plan assets	(229,272)	(307,909)
Amortization	787	1,884
Recognized net loss due to settlement	—	272,144
Recognized net actuarial loss	37,104	16,592

Net periodic benefit cost	$285,770	$475,306

Weighted-average assumptions at December 31
Discount rate used for net periodic pension cost	5.50%	6.00%
Discount rate used for disclosure	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

The accumulated benefit obligation for the defined benefit pension plan was $3,288,046 and $2,442,831 at December 31, 2011 and 2010.

Using the same fair value hierarchy described in Note 10, the fair values of the Company’s pension plan assets, by asset category, are as follows:

December 31, 2011	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$339	$339	$—	$—
Mutual funds—equities	2,269,557	2,269,557	—	—
Mutual funds—fixed income	615,124	615,124	—	—

Total assets at fair value	$2,885,020	$2,885,020	$—	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$259	$259	$—	$—
Mutual funds—equities	2,268,422	2,268,422	—	—
Mutual funds—fixed income	601,834	601,834	—	—

Total assets at fair value	$2,870,515	$2,870,515	$—	$—

No contributions are expected to be made in 2012.

Notes to Consolidated Financial Statements

Note 12. Benefit Plans, continued

Defined Benefit Pension Plan, continued

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2012	$9,414
2013	9,142
2014	8,882
2015	27,259
2016	28,593
2017-2021	584,074

Long-term rate of return

The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary, and with the concurrence from their auditors. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed—especially with respect to real rates of return (net of inflation)— for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience—that may not continue over the measurement period—with higher significance placed on current forecasts of future long-term economic conditions.

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

The plan’s annualized performance, compared to the benchmark, is presented as follows:

	1-Year	3-Year	5-Year	10-Year
Plan return	(1.82)%	14.03%	1.17%	5.59%
Benchmark	2.65%	13.17%	2.08%	4.58%

Discount Rate

The process used to select the discount rate assumption takes into account the benefit cash flow and the segmented yields on high quality corporate bonds that would be available to provide for the payment of the benefit cash flow. A single effective discount rate, rounded to the nearest 0.25%, is then established that produces an equivalent discounted present value.

Asset allocation and investment strategies

The pension plan’s weighted-average asset allocations, by asset category, are as follows for the year-ended December 31:

	2011	2010
Asset Category
Mutual funds—fixed income	21%	21%
Mutual funds—equity	79%	79%

Total	100%	100%

Notes to Consolidated Financial Statements

Note 12. Benefit Plans, continued

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

Notes to Consolidated Financial Statements

Note 12. Benefit Plans, continued

Post Retirement Health Insurance

The Company sponsors a post retirement health care plan for certain retired employees. The health plan has an annual limitation (a “cap”) on the dollar amount of the employer’s share of the cost of covered benefits incurred by a plan participant. The retiree is responsible, therefore, for the amount by which the cost of the benefit coverage under the plan incurred during a year exceeds that cap. No health care cost increases have been factored into the health plan’s actuarial calculations due to this cap. The plan remains frozen with coverage continuing for seven existing retiree participants. The following tables summarize the Bank’s post retirement plan obligations, assets, funded status, and the assumptions and components of net periodic benefit costs using a measurement date of December 31, 2011 and 2010.

	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$192,906	$181,246
Interest cost	8,254	9,877
Actuarial (gain) loss	(13,338)	20,535
Benefits paid	(16,662)	(18,752)

Benefit obligation at end of year	$171,160	$192,906

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	16,662	18,752
Benefits paid	(16,662)	(18,752)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status, December 31	$(171,160)	$(192,906)
Unrecognized transition obligation	147,214	161,936
Unrecognized actuarial (gain) loss	(8,051)	5,287

Net amount recognized	$(31,997)	$(25,683)

Recognized on balance sheet
Other assets (deferred tax)	$47,315	$56,856
Other liabilities	(171,160)	(192,906)
Accumulated other comprehensive loss, net of tax benefit	91,848	110,367

Net amount recognized	$(31,997)	$(25,683)

Components of net periodic benefit cost
Interest cost	$8,254	$9,877
Amortization of net obligation at transition	14,722	14,722

Net periodic postretirement benefit cost	$22,976	$24,599

The Bank expects to recognize amortization of transition obligation of $14,722 in 2012.

The discount rate assumption in determining the benefit relating to the untrended post retirement health care plan at December 31, 2011, was 4.0%. Since the post retirement health insurance benefit plan is untrended, increases and decreases in health care cost trend rates, expected rate of return on plan assets, and the rate of compensation increase is not applicable.

Notes to Consolidated Financial Statements

Note 12. Benefit Plans, continued

Post Retirement Health Insurance, continued

Employer contributions are expected to be $16,800 in 2012.

Estimated future benefit payments by the plan are as follows:

2012	$16,800
2013	16,163
2014	15,508
2015	14,832
2016	14,151
2017-2021	60,768

Deferred Compensation Plan

Funded deferred compensation plans have been adopted for certain members of the Board of Directors and executive employees. The corresponding assets and liabilities of the plans are held by a third party through the Virginia Bankers Association and totaled $238,907 for the Director Plan and $288,701 for the Executive Plan at December 31, 2011. At December 31, 2010, the Director Plan totaled $231,264 and the Executive Plan totaled $296,378.

Profit Sharing/Thrift Plan

The Company provides a profit sharing/thrift plan for its employees to which contributions are made at the discretion of the Board of Directors. All full-time employees, age 18 and older, are eligible to participate and are automatically enrolled, unless they choose to opt-out of the plan, after completing their first six months of service. The plan allows for pretax employee contributions of up to the maximum allowed by the Internal Revenue Service. In 2011 and 2010, the first 1% of employee contributions was matched 100% by the Company. The next 5% of employee contributions was matched 50% by the Company. Employer contributions to the plan amounted to $88,657 and $94,614 in 2011 and 2010, respectively.

Note 13. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (benefit) are as follows:

	2011	2010
Current
Federal	$(463,525)	$177,245
State	(63)	(43)

	(463,588)	177,202

Deferred
Federal	(1,168,716)	(392,690)
State	(2,250)	(1,758)

	(1,170,966)	(394,448)

	$(1,634,554)	$(217,246)

Notes to Consolidated Financial Statements

Note 13. Income Taxes, continued

Rate Reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income tax expense (benefit) included in the statements of operations as follows:

	2011	2010
Tax (benefit) at statutory federal rate	$(1,549,245)	$(113,785)
Tax exempt interest income	(85,476)	(103,753)
Other	167	292

	$(1,634,554)	$(217,246)

Deferred Income Tax Analysis

The significant components of net deferred tax assets at December 31 are summarized as follows:

	2011	2010
Deferred tax assets
Allowance for loan losses	$1,351,029	$1,391,410
Net operation loss carryforward	828,786	—
Deferred compensation	156,810	146,493
Defined benefit plan	147,078	361,731
Post retirement health benefits	47,315	56,856
Investment in pass-through entities	79,941	64,173
Interest earned on nonaccrual loans	—	789
Foreclosed assets	230,129	100,605
Accrued unpaid compensation	47,022	45,696
Other	22,208	9,847

Deferred tax assets	2,910,318	2,177,600

Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(160,460)	(24,390)
Depreciation	(208,048)	(310,316)
Accretion of discount on investment securities	(1,142)	(3,429)
Accrued pension costs	(10,049)	(107,211)
Other	(10,563)	(22,901)

Deferred tax liabilities	(390,262)	(468,247)

Net deferred tax asset	$2,520,056	$1,709,353

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance on Income Taxes.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2011 in accordance with ASC 740, Income Taxes. Based on a three year taxable income projection and tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. As of December 31, 2011 the Company had $828,786 of net operating losses which expire in 2031.

With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2008.

Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies

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

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments at December 31 is as follows:

	2011	2010
Commitments to extend credit	$33,187,000	$33,502,000
Standby letters of credit	1,610,000	2,689,000

	$34,797,000	$36,191,000

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

In the normal course of business, the Company extends commitment letters to fund loans at a future date. The Company had issued approximately $1,500,000 in such commitments at December 31, 2011. However, there is no assurance that the loans will be originated and funded due to uncertainty of customer acceptance of the terms and conditions of the agreement.

Concentrations of Credit Risk

Substantially all of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. Although the Company has a reasonably diversified loan portfolio, a substantial portion

Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies, continued

Concentrations of Credit Risk, continued

of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around Botetourt, Roanoke, Rockbridge and Franklin counties, Virginia. At December 31, 2011 the Company had an approximate $32,000,000 in secured loan concentration balances in 1-4 family residential construction, other construction, land and development, and lots. This amount represents 124.09% of total risk based capital, above the FDIC’s suggested guideline of less than 100%.

The Bank also monitors loan concentrations for non-owner occupied commercial real estate, construction, and lot loans. Combined with the categories above, the Bank had approximately $69,000,000 in concentration balances or 269.31% of total risk based capital, below the FDIC’s suggested guideline of less than 300%. Large individual credit relationships are also monitored to mitigate risk and ensure compliance with applicable laws.

Note 15. Regulatory Restrictions

Investments in state and municipal securities involve governmental entities within and outside the Company’s market area.

The Company from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Dividends

The Company’s principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. The Company’s dividend payments are made from dividends received from the Bank. The Bank, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit or prevent payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject, as defined by the regulatory framework, although our regulators have encouraged higher levels given the risk profile of our nonperforming assets. As a result, management is developing and implementing strategies, such as the Common Stock Rights Offering in Note 19, to strengthen the Bank’s Tier 1 leverage ratio.

Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies, continued

Capital Requirements, continued

As of December 31, 2011 and 2010, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations. To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company’s or the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands except for percentages).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$25,781	10.9%	$18,959	8.0%	n/a	n/a
Bank of Botetourt	$25,741	10.8%	$19,013	8.0%	$23,766	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$22,481	9.5%	$9,480	4.0%	n/a	n/a
Bank of Botetourt	$22,433	9.4%	$9,506	4.0%	$14,259	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$22,481	7.2%	$12,415	4.0%	n/a	n/a
Bank of Botetourt	$22,433	7.2%	$12,413	4.0%	$15,516	5.0%
December 31, 2010:
Total Capital
(to Risk-Weighted Assets)
Consolidated	$29,796	11.9%	$20,046	8.0%	n/a	n/a
Bank of Botetourt	$29,715	11.8%	$20,095	8.0%	$25,119	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	$26,631	10.6%	$10,023	4.0%	n/a	n/a
Bank of Botetourt	$26,550	10.6%	$10,048	4.0%	$15,072	6.0%
Tier 1 Capital
(to Average Assets)
Consolidated	$26,631	8.4%	$12,739	4.0%	n/a	n/a
Bank of Botetourt	$26,550	8.3%	$12,738	4.0%	$15,922	5.0%

Intercompany Transactions

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at

Notes to Consolidated Financial Statements

Note 15. Regulatory Restrictions, continued

Intercompany Transactions, continued

least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2.4 million at December 31, 2011. No 23A transactions existed between the Company and the Bank at December 31, 2011.

Note 16. Transactions with Related Parties

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

Aggregate loan transactions with related parties were as follows:

	2011	2010
Balance, beginning	$2,009,134	$1,124,484
New loans or credit line advances	4,414,874	4,307,343
Repayments	(4,436,491)	(3,422,693)

Balance, ending	$1,987,517	$2,009,134

Deposit transactions with related parties at December 31, 2011 and 2010 were insignificant.

As discussed in Note 6 Property & Equipment and Foreclosed Assets, the Bank had lessee activities with companies of related party interests in both 2011 and 2010.

Note 17. Dividend Reinvestment and Stock Purchase Plan

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

The following is a summary of the shares of common stock issued from dividends reinvested and optional cash purchases in 2011 and 2010.

	2011		2010
	Shares	Purchase Price	Shares	Purchase Price
First Quarter	1,061	$10.75	968	$15.50
Second Quarter	486	10.00	964	15.50
Third Quarter	1,321	9.00	1,062	14.50
Fourth Quarter	299	8.00	1,319	12.00

Total Shares Issued	3,167		4,313

Notes to Consolidated Financial Statements

Note 18. Parent Company Financial Information

Condensed financial information of Botetourt Bankshares, Inc. is presented as follows:

Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks	$8,773	$49,883
Investment in affiliate bank at equity	23,574,944	25,783,952
Other assets	38,934	30,846

Total assets	$23,622,651	$25,864,681

Liabilities
Total liabilities	$—	$—

Stockholders’ equity
Common stock	1,253,542	1,250,375
Additional paid-in capital	1,714,975	1,687,446
Retained earnings	20,720,004	23,692,067
Accumulated other comprehensive loss	(65,870)	(765,207)

Total stockholders’ equity	23,622,651	25,864,681

Total liabilities and stockholders’ equity	$23,622,651	$25,864,681

Statements of Operations

For the years ended December 31, 2011 and 2010

	2011	2010
Income
Dividends from affiliate bank	$81,000	$490,000
Management fee from affiliate bank	10,000	—
Miscellaneous Income	5	—

	91,005	490,000

Expenses
Operating expenses	112,946	81,604

Income (loss) before income tax benefit and equity in undistributed income of affiliate	(21,941)	408,396
Income tax benefit	(38,934)	(30,846)

Income before equity in undistributed income of affiliate	16,993	439,242
Equity in undistributed loss of affiliate	(2,939,041)	(556,659)

Net loss	$(2,922,048)	$(117,417)

Notes to Consolidated Financial Statements

Note 18. Parent Company Financial Information, continued

Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(2,922,048)	$(117,417)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of affiliate	2,939,041	556,659
Net (increase) decrease in other assets	(8,088)	3,341

Net cash provided by operating activities	8,905	442,583

Cash flows from investing activities
Increase in investment in affiliate bank	(30,696)	(61,173)

Net cash used in investing activities	(30,696)	(61,173)

Cash flows from financing activities
Dividends paid	(50,015)	(399,211)
Common stock issued	30,696	61,173

Net cash used by financing activities	(19,319)	(338,038)

Net increase (decrease) in cash and due from banks	(41,110)	43,372
Cash and due from banks, beginning	49,883	6,511

Cash and due from banks, ending	$8,773	$49,883

Note 19. Subsequent Events

Common Stock Rights Offering

In January 2012, the Company completed its Common Stock Rights Offering. Under the terms of the rights offering, the Company distributed, at no charge to holders of its common stock as of 5:00 p.m., Eastern Time, on November 4, 2011, rights to purchase shares of the Company’s common stock at a subscription price of $7.65 per full share. The rights offering expired at 5:00 p.m., Eastern Time, on January 13, 2012. As a result of the rights offering, on January 19, 2012, the Company generated approximately $1.2 million of net proceeds through the issuance of 155,722 new shares of the Company’s common stock.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

The information required by Item 10 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2012, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2012, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2012, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2012, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for its annual meeting of stockholders in 2012, which will be filed pursuant to schedule 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the two years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the two years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the two years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits:

3(i).(1)	Restated Articles of Incorporation filed as Exhibit 3(i) to the Form 10-K on March 29, 2011

3(ii).(1)	Amended and restated Bylaws filed on Form 8-K on October 14, 2008

10.4(1),(2)	Change In Control Agreement filed as Exhibit 10.4 to the Form 10-SB 12G on April 30, 2002. Terminated effective November 30, 2010

10.5(1)	Defined Benefit Plan filed as Exhibit 10.5 to the Form 10-SB 12G on April 30, 2002

10.6(1),(2)	Employment Agreement filed as Exhibit 10.6 on the Form 8-K on January 5, 2010

10.7(1)	2009 Incentive Stock Plan filed as Appendix B on the Schedule 14A on March 27, 2009

10.8(1)	Dividend Reinvestment and Stock Purchase Plan filed on the Form S-3D on September 10, 2009. Replaced by Amendment No. 1 to Form S-3 filed January 11, 2011, referenced in Exhibit 10.14

10.9(1,2)	Employment Agreement filed as Exhibit 10.9 on the Form 8-K on November 30, 2010

10.10(1),(2)	Employment Agreement filed as Exhibit 10.10 on the Form 8-K on November 30, 2010

10.11(1),(2)	Noncompete and Change of Control Agreement filed as Exhibit 10.11 on the Form 8-K on November 30, 2010

10.12(1),(2)	Confidentiality and Change of Control Agreement filed as Exhibit 10.12 on the Form 8-K on November 30, 2010

10.13(1)	2011 Annual Executive Bonus Plan filed as Exhibit 10.13 on the Form 8-K on November 30, 2010

10.14(1)	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 1 to Form S-3 January 11, 2011

10.15(1)	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 2 to Form S-3 September 9, 2011

13.	Annual Report to Shareholders (filed herewith)

19.	Letter to Shareholders regarding the amended Dividend Reinvestment and Stock Purchase Plan and the record date and payment date for dividends

21.	Subsidiaries of the Registrant (filed herewith)

23.	Consent of Elliott Davis, LLC (filed herewith)

24.	Power of Attorney (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Code of Ethics/Conflict of Interest Policy For Board of Directors

Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.3	Code of Ethics & Professional Conduct For All Employees Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

99.4	Code of Ethics for Chief Executive Officer and Senior Financial Officers Relating To Bank Bribery Act Of 1985 (18 U.S.C. #215) As Amended In 1986 on Form 10-KSB on March 23, 2006.

101	Interactive Data File

(b)	Response to this item is the same as Item 15(a).

(c)	Response to this item is the same as Item 15(a).

(1)	Incorporated by Reference
(2)	Designates a Management Contract

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOTETOURT BANKSHARES, INC.

Date: March 23, 2012	By:	/S/ H. WATTS STEGER, III
	Name:	H. Watts Steger, III
	Title:	Chairman and Chief Executive Officer

	By:	/S/ MICHELLE A. CROOK
	Name:	Michelle A. Crook
	Title:	Senior Vice President and Chief Financial Officer

	By:	/S/ EDGAR K. BAKER
	Name:	Edgar K. Baker*
	Title:	Director

By:
	Name:	Robert J. Berkstresser
	Title:	Director

	By:	/S/ G. LYN HAYTH, III
	Name:	G. Lyn Hayth, III*
	Title:	Secretary of the Company, President and CEO of Bank of Botetourt, Director

	By:	/S/ JOYCE R. KESSINGER
	Name:	Joyce R. Kessinger*
	Title:	Director

By:	/S/ TOMMY L. MOORE
Name:	Tommy L. Moore*
Title:	Director

By:	/S/ D. BRUCE PATTERSON
Name:	D. Bruce Patterson*
Title:	Director

By:	/S/ F. LINDSEY STINNETT
Name:	F. Lindsey Stinnett*
Title:	Director

By:	/S/ JOHN B. WILLIAMSON, III
Name:	John B. Williamson, III*
Title:	Director

*By:	/S/ MICHELLE A. CROOK
Michelle A. Crook
As Attorney-In-Fact for the persons indicated