Form 10-Q
period 2012-03-31
BOTETOURT BANKSHARES INC
filed 2012-05-11
CIK 1172229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $1 Par Value, as of May 11, 2012 was 1,409,519.

Botetourt Bankshares, Inc.

Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

Certain information in this report may include “forward-looking statements” as defined by federal securities law. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. Although the Company believes that its assumptions regarding these forward-looking statements are based on reasonable assumptions, actual results could differ materially. The forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Changes in general local, regional and national economic and business conditions in the Company’s market area, including downturns in certain industries

•	Changes in deposit composition and controlling the growth of deposits

•	Changes in banking laws, compliance, and the regulatory climate of the Company

•	Changes in interest rates and the management of interest rate risk

•	Demand for banking services, both lending and deposit products, in our market area

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values

•	Changes in loan quality, delinquencies and defaults by our borrowers

•	Further decline in the market value of real estate in the Company’s markets

•	Increased regulatory scrutiny could require considerable time and attention of our management and board of directors

•	Attraction and retention of key personnel, including the Company’s management team and directors

•	Changes in technology, product delivery channels, and end user demands and acceptance

•	Changes in consumer spending, borrowings, and savings habits

•	The soundness of other financial institutions

•	Risks related to cyber incidents

•	Government intervention in the U.S. financial system

•	Changes in accounting principles, policies, and guidelines

These risks and inherent uncertainties should be considered in evaluating forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which are specific as of the date of the report.

Part  I. Financial Information

Item 1. Financial Statements

Botetourt Bankshares, Inc.

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

	(Unaudited) March 31, 2012	(Audited) December 31, 2011

Assets
Cash and due from banks	$9,590,016	$7,376,113
Interest-bearing deposits with banks	22,236,280	19,235,517
Federal funds sold	1,714,000	680,000

Total cash and cash equivalents	33,540,296	27,291,630
Time deposits with banks	250,000	250,000
Investment securities available for sale	14,632,393	15,622,899
Restricted equity securities	536,000	536,000
Loans, net of allowance for loan losses of $5,283,722 at March 31, 2012 and $5,994,825 at December 31, 2011	237,875,460	243,854,200
Property and equipment, net	7,346,879	7,344,643
Accrued income	1,009,525	1,039,676
Foreclosed assets	5,301,048	5,251,939
Other assets	5,159,198	5,427,044

Total assets	$305,650,799	$306,618,031

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$37,693,597	$36,359,242
Interest-bearing deposits	240,390,119	244,464,401

Total deposits	278,083,716	280,823,643

Accrued interest payable	412,044	451,663
Subordinated debt	310,000	300,000
Other liabilities	1,532,751	1,420,074

Total liabilities	280,338,511	282,995,380

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $1.00 par value; 2,500,000 shares authorized; 1,409,519 issued and outstanding at March 31, 2012 and 1,253,542 shares issued and outstanding at December 31, 2011	1,409,519	1,253,542
Additional paid-in capital	2,752,311	1,714,975
Retained earnings	21,227,476	20,720,004
Accumulated other comprehensive loss	(77,018)	(65,870)

Total stockholders’ equity	25,312,288	23,622,651

Total liabilities and stockholders’ equity	$305,650,799	$306,618,031

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011

Interest income
Loans and fees on loans	$3,537,981	$3,630,868
Federal funds sold	189	380
Investment securities:
Taxable	57,475	56,215
Exempt from federal income tax	42,380	59,899
Dividend income	1,728	1,141
Deposits with banks	12,367	6,048

Total interest income	3,652,120	3,754,551

Interest expense
Deposits	912,735	1,066,147
Long-term debt	5,460	—

Total interest expense	918,195	1,066,147

Net interest income	2,733,925	2,688,404

Provision for loan losses	—	1,515,000

Net interest income after provision for loan losses	2,733,925	1,173,404

Noninterest income
Service charges on deposit accounts	138,128	173,433
Mortgage origination fees	49,832	31,182
Other income	314,750	299,673

Total noninterest income	502,710	504,288

Noninterest expense
Salaries and employee benefits	1,087,102	1,181,026
Occupancy and equipment expense	204,057	202,748
Foreclosed assets, net	372,605	69,695
Other expense	834,237	763,423

Total noninterest expense	2,498,001	2,216,892

Income (loss) before income taxes	738,634	(539,200)

Income tax expense (benefit)	231,162	(215,721)

Net income (loss)	$507,472	$(323,479)

Basic earnings (loss) per share	$0.37	$(0.26)

Diluted earnings (loss) per share	$0.37	$(0.26)

Dividends declared per share	$—	$0.04

Basic weighted average shares outstanding	1,378,574	1,250,870

Diluted weighted average shares outstanding	1,378,574	1,250,870

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2012 and 2011 (Unaudited)

	Three months ended March 31,
	2012	2011

Net income (loss)	$507,472	$(323,479)

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available for sale	(16,890)	120,106
Tax (expense) benefit related to unrealized gains (losses) on investment securities available for sale	5,742	(40,836)

Total other comprehensive income (loss)	(11,148)	79,270

Total comprehensive income (loss)	$496,324	$(244,209)

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net income (loss)	$507,472	$(323,479)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	137,685	145,012
Net amortization of securities premiums	3,615	3,572
Provision for loan losses	—	1,515,000
Deferred income taxes	(219,676)	(209,877)
Net realized losses (gains) on sales of assets	(6,555)	19,645
Write down of other real estate owned	362,012	62,605
Changes in assets and liabilities:
Accrued interest receivable	30,151	143,999
Other assets	466,097	213,093
Accrued interest payable	(39,619)	(12,830)
Other liabilities	118,420	(45,392)

Net cash provided by operating activities	1,359,602	1,511,348

Cash flows from investing activities
Purchases of investment securities – available for sale	(1,000,000)	—
Maturity of investment securities – held to maturity	—	100,000
Maturity of investment securities – available for sale	1,970,000	1,128,388
Net decrease in time deposits with banks	—	250,000
Net decrease (increase) in loans	5,556,740	(1,644,930)
Purchases of properties and equipment	(118,496)	(36,945)
Proceeds from sales of properties and equipment	—	4,500
Proceeds from sales of foreclosed assets	17,434	168,285

Net cash provided (used) by investing activities	6,425,678	(30,702)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,334,355	577,449
Net decrease in interest-bearing deposits	(4,074,282)	(1,293,606)
Proceeds of long-term debt	10,000	—
Dividends paid	—	(50,015)
Common stock issued	1,193,313	11,405

Net cash used by financing activities	(1,536,614)	(754,767)

Net increase in cash & due from banks	6,248,666	725,879

Cash and cash equivalents, beginning	27,291,630	20,151,341

Cash and cash equivalents, ending	$33,540,296	$20,877,220

Supplemental disclosures of cash flow information:
Interest paid	$957,814	$1,078,977

Income taxes paid	$—	$—

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$672,000	$240,000

Loans originated from disposition of other real estate	$250,000	$125,000

See Notes to Consolidated Financial Statements

Botetourt Bankshares, Inc.

Notes to Consolidated Financial Statements

March 31, 2012 (Unaudited)

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

The consolidated financial statements as of March 31, 2012 and for the periods ended March 31, 2012 and 2011 have been prepared by Botetourt Bankshares, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2011, included in the Company’s Form 10-K for the fiscal year ended December 31, 2011. The balance sheet as of December 31, 2011 was extracted from the Form 10-K for the year ended December 31, 2011.

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

Note 2. Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks, interest-bearing deposits with banks, and federal funds sold.” As a condition of our correspondent bank agreement, the Bank is required to maintain a target balance. The target balance as of March 31, 2012 was $3,550,000.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2012

Available for sale:
Government-sponsored enterprises	$7,508,010	$45,480	$23,215	$7,530,275
State and municipal securities	6,669,333	375,329	—	7,044,662
Corporate securities	1	57,455	—	57,456

	$14,177,344	$478,264	$23,215	$14,632,393

December 31, 2011

Available for sale:
Government-sponsored enterprises	$8,258,620	$54,525	$12,547	$8,300,598
State and municipal securities	6,892,338	386,412	2,832	7,275,918
Corporate securities	1	46,382	—	46,383

	$15,150,959	$487,319	$15,379	$15,622,899

Government-sponsored enterprises, commonly referred to as U.S. Agencies, include investments in Federal Farm Credit Banks, Federal Home Loan Banks, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association bonds.

There were no sales of investments during the first three months of 2012 or 2011.

The scheduled maturities of securities available for sale at March 31, 2012 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$629,953	$632,986
Due after one year through five years	5,953,454	6,082,472
Due after five years through ten years	7,593,936	7,859,479
Due after ten years	1	57,456

	$14,177,344	$14,632,393

Note 3. Investment Securities, continued

The following tables detail unrealized losses in and related fair values of the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012

Government-sponsored enterprises	$4,476,785	$23,215	$—	$—	$4,476,785	$23,215
State and municipal securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,476,785	$23,215	$—	$—	$4,476,785	$23,215

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011

Government-sponsored enterprises	$3,737,452	$12,547	$—	$—	$3,737,452	$12,547
State and municipal securities	217,169	2,832	—	—	217,169	2,832
Corporate securities	—	—	—	—	—	—

Total temporarily impaired securities	$3,954,621	$15,379	$—	$—	$3,954,621	$15,379

Management considers the nature of the investment, the underlying causes of the decline in market value, the magnitude and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. The Company believes that gross unrealized losses as of March 31, 2012 and December 31, 2011, which are comprised of 9 investment securities respectively, represent a temporary impairment given the credit ratings on these investment securities and the short duration of the unrealized loss. The gross unrealized losses reported relate to investment securities issued by Government-sponsored enterprises and various state and municipal securities. Total gross unrealized losses at March 31, 2012, which represent 0.16% of the amortized cost basis of the Company’s total investment securities, resulted from changes in interest rates due to market conditions and not due to the credit quality of the investment securities.

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

Note 4. Loans Receivable

The Company segments its loan portfolio to capture the nature of credit risk inherent in its loans receivable. The major segmented components of loans at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011

Commercial	$16,239	$16,300
Commercial Real Estate	85,776	88,712
Consumer	10,519	10,628
Residential – Prime	112,707	116,391
Agricultural & Raw Land	17,918	17,818

	243,159	249,849
Allowance for loan losses	(5,284)	(5,995)

	$237,875	$243,854

Loans receivable include approximately $62,000 and $42,000 in overdraft demand deposit accounts at March 31, 2012 and December 31, 2011, respectively.

Note 5. Allowance for Loan Losses

The following table presents activity in the allowance for credit losses for the three months ended March 31, 2012 on a portfolio segment basis. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Commercial Real Estate	Consumer	Residential Prime	Agricultural & Raw Land	Total

Allowance for loan losses

Balance, January 1, 2012	$574,676	$1,776,439	$205,300	$2,947,212	$491,198	$5,994,825
Charge-offs	(238,804)	(222,722)	(7,474)	(246,933)	—	(715,933)
Recoveries	2,389	—	2,366	75	—	4,830
Provisions	—	—	—	—	—	—

Balance, March 31, 2012	$338,261	$1,553,717	$200,192	$2,700,354	$491,198	$5,283,722

Balance, January 1, 2011	$327,341	$1,640,142	$222,432	$2,891,175	$66,700	$5,147,790
Charge-offs	—	—	(36,922)	(850,628)	—	(887,550)
Recoveries	—	23,757	5,426	100	—	29,283
Provisions	(45,950)	(6,671)	36,464	1,532,685	(1,528)	1,515,000

Balance, March 31, 2011	$281,391	$1,657,228	$227,400	$3,573,332	$65,172	$5,804,523

March 31, 2012

Allowance for loan losses ending balances:
Individually evaluated for impairment	$47,154	$184,261	$—	$459,828	$230,695	$921,938

Collectively evaluated for impairment	$291,107	$1,369,456	$200,192	$2,240,526	$260,503	$4,361,784

Loans receivable:
Ending balance - total	$16,239,117	$85,776,348	$10,518,518	$112,706,635	$17,918,564	$243,159,182

Ending balances:
Individually evaluated for impairment	$786,172	$5,003,282	$—	$8,802,829	$1,991,255	$16,583,538

Collectively evaluated for impairment	$15,452,945	$80,773,066	$10,518,518	$103,903,806	$15,927,309	$226,575,644

March 31, 2011

Allowance for loan losses ending balances:
Individually evaluated for impairment	$39,091	$728,528	$—	$1,873,832	$—	$2,641,451

Collectively evaluated for impairment	$242,300	$928,700	$227,400	$1,699,500	$65,172	$3,163,072

Loans receivable:
Ending balance - total	$18,693,375	$91,681,340	$11,525,208	$127,899,175	$13,578,237	$263,377,335

Ending balances:
Individually evaluated for impairment	$1,155,595	$8,879,396	$—	$17,990,099	$599,969	$28,625,059

Collectively evaluated for impairment	$17,537,780	$82,801,944	$11,525,208	$109,909,076	$12,978,268	$234,752,276

Note 5. Allowance for Loan Losses, continued

The following table presents impaired loans in the segmented portfolio categories as of March 31, 2012 and December 31, 2011. The recorded investment is defined as the original amount of the loan, net of any deferred costs and fees, less any principal reductions and direct charge-offs.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2012

With no related allowance recorded:
Commercial	$739,530	$739,018	$—	$658,777	$174
Commercial Real Estate	2,925,990	2,926,290	—	3,455,636	26,408
Residential - Prime	5,066,991	5,065,767	—	4,717,234	34,753
Consumer	—	—	—	2,989	—
Agricultural & Raw Land	1,189,855	1,189,855	—	504,435	—

With an allowance recorded:
Commercial	$47,154	$47,154	$47,154	$309,098	$715
Commercial Real Estate	2,077,694	2,076,992	184,261	2,341,741	—
Residential – prime	3,738,246	3,737,062	459,828	4,165,739	8,197
Agricultural & Raw Land	801,256	801,400	230,695	1,486,676	2,961

Total:
Commercial	$786,684	$786,172	$47,154	$967,875	$889
Commercial Real Estate	5,003,684	5,003,282	184,261	5,797,377	26,408
Residential - Prime	8,805,237	8,802,829	459,828	8,882,973	42,950
Consumer	—	—	—	2,989	—
Agricultural & Raw Land	1,991,111	1,991,255	230,695	1,991,111	2,961

December 31, 2011

With no related allowance recorded:
Commercial	$626,742	$626,512	$—	$622,735	$2,350
Commercial Real Estate	4,907,524	4,908,048	—	5,700,280	255,762
Residential - Prime	4,872,253	4,871,762	—	8,925,580	131,688
Consumer	4,751	4,738	—	5,540	562
Agricultural & Raw Land	161,725	161,725	—	476,322	6,913

With an allowance recorded:
Commercial	$441,028	$440,382	$282,376	$383,181	$3,001
Commercial Real Estate	2,473,765	2,473,063	346,039	2,456,694	823
Residential – prime	5,894,612	5,893,388	838,412	5,980,074	21,530
Agricultural & Raw Land	1,829,385	1,829,530	409,055	163,285	68,096

Total:
Commercial	$1,067,770	$1,066,894	$282,376	$1,005,916	$5,351
Commercial Real Estate	7,381,289	7,381,111	346,039	8,156,974	256,585
Residential - Prime	10,766,865	10,765,150	838,412	14,905,654	153,218
Consumer	4,751	4,738	—	5,540	562
Agricultural & Raw Land	1,991,110	1,991,255	409,055	639,607	75,009

Impaired loans with a balance at the end of the period are reflected in the Recorded Investment and Unpaid Principal Balance columns. The Average Recorded Investment represents the Bank’s average investment in those same loans during the period.

Note 5. Allowance for Loan Losses, continued

A loan is considered past due if the required principal and interest payment has not been received as of the due date. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2012 and December 31, 2011.

March 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	90 Days Plus Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial	$48,465	$—	$723,692	$772,157	$15,466,960	$16,239,117	$623
Commercial Real Estate	948,870	560,000	3,053,890	4,562,760	81,213,588	85,776,348	117,295
Consumer	111,851	47,450	5,698	164,999	10,353,519	10,518,518	5,113
Residential – Prime	1,600,472	1,259,163	5,485,920	8,345,555	104,361,080	112,706,635	498,009
Agricultural & Raw Land	67,284	161,725	1,829,530	2,058,539	15,860,025	17,918,564	205,851

Total	$2,776,942	$2,028,338	$11,098,730	$15,904,010	$227,255,172	$243,159,182	$826,891

December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial	$17,065	$15,326	$987,349	$1,019,740	$15,280,064	$16,299,804	$—
Commercial Real Estate	116,519	677,295	3,930,617	4,724,431	83,987,147	88,711,578	263,827
Consumer	164,210	16,876	15,833	196,919	10,431,015	10,627,934	15,183
Residential – Prime	2,808,768	943,922	6,364,455	10,117,145	106,274,250	116,391,395	356,017
Agricultural & Raw Land	59,888	205,994	1,028,130	1,294,012	16,524,302	17,818,314	—

Total	$3,166,450	$1,859,413	$12,326,384	$17,352,247	$232,496,778	$249,849,025	$635,027

Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments on nonaccrual loans are applied to the principal balance. No interest income was recognized on impaired loans subsequent to the nonaccrual status designation. A loan is returned to accrual status when the borrower makes consistent payments according to contractual terms and future payments are reasonably assured. The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011

Commercial	$723,069	$987,349
Commercial Real Estate	2,936,595	3,666,169
Residential - Prime	4,989,796	6,725,941
Agricultural & Raw Land	1,785,261	1,785,261

	$10,434,721	$13,164,720

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

Substandard: Assets in this category are inadequately protected by the current creditworthiness and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Nonaccrual loans, reduced-earnings loans, and loans to borrowers engaged in bankruptcy proceedings are automatically rated Substandard or lower.

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

Note 5. Allowance for Loan Losses, continued

The following is a schedule of the credit quality of loans receivable, by portfolio segment, as of March 31, 2012 and December 31, 2011.

March 31, 2012

	Commercial	Commercial Real Estate	Residential - Prime	Agricultural & Raw Land

Internal Risk Rating Grades:
Satisfactory or better	$9,478,126	$44,256,668	$59,102,546	$6,598,960
Acceptable	5,623,278	27,633,872	32,035,968	7,093,306
Special Mention	143,385	8,321,323	6,513,939	2,106,691
Substandard	994,328	5,564,485	15,054,182	2,119,607

Total	$16,239,117	$85,776,348	$112,706,635	$17,918,564

				Consumer

Internal Risk Rating Grades:
Performing				$10,512,820
Nonperforming				5,698

Total				$10,518,518

December 31, 2011

	Commercial	Commercial Real Estate	Residential - Prime	Agricultural & Raw Land

Internal Risk Rating Grades:
Satisfactory or better	$9,227,714	$45,832,733	$61,293,063	$6,610,668
Acceptable	5,536,487	27,777,797	32,682,370	8,039,221
Special Mention	238,962	8,081,599	4,871,387	1,062,438
Substandard	1,296,641	7,019,449	17,544,575	2,105,987

Total	$16,299,804	$88,711,578	$116,391,395	$17,818,314

				Consumer
Internal Risk Rating Grades:
Performing				$10,612,101
Nonperforming				15,833

Total				$10,627,934

The following is a schedule of loans that are considered Trouble Debt Restructurings for the three months ended March 31, 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	1	$594,122	$586,054
Agricultural & Raw Land	3	1,282,458	1,260,442

Total	4	$1,876,580	$1,846,496

Note 5. Allowance for Loan Losses, continued

During the three months ended March 31, 2012, the Bank modified four loans that were considered to be troubled debt restructurings. We entered into forbearance agreements on three loans and cancelled residual debt on one loan.

The following is a schedule of loans that are considered Trouble Debt Restructurings for the three months ended March 31, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	1	$482,086	$471,381
Residential - prime	1	325,453	325,453

Total	2	$807,539	$796,834

The following is a schedule of loans that had been previously restructured and have subsequently defaulted for the three months-ended March 31, 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	1	$594,122	$586,054
Agricultural & Raw Land	2	880,000	880,000

Total	3	$1,474,122	$1,466,054

During the three months ended March 31, 2012, three loans that had previously been restructured, were in default. No loans restructured during the first three months of 2011 were in default. The Bank considers a loan in default when it is 90 days or more past due or on nonaccrual status.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings. All troubled debt restructurings are considered impaired loans. Loss exposure related to these loans is determined by management quarterly.

Note 6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if option contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company has no potentially dilutive securities outstanding. Therefore, the number of shares for basic and diluted earnings per share were 1,378,574, for the three months ended March 31, 2012 and 1,250,870 for the three months ended March 31, 2011.

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

	March 31, 2012	December 31, 2011

Commitments to extend credit	$33,872,000	$33,187,000
Letters of credit	1,658,000	1,610,000

	$35,530,000	$34,797,000

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

Defined Benefit Pension Plan

The Bank has a qualified noncontributory, Defined Benefit Pension Plan which covers substantially all of its employees. The Defined Benefit Plan is frozen with no future benefit accruals. The components of net periodic benefit cost related to the Defined Benefit Pension Plan for the three months ended March 31 are as follows:

	Pension Benefits Three Months Ended March 31,
	2012	2011

Service cost	$—	$65,464
Interest cost	36,938	53,824
Expected return on plan assets	(57,608)	(57,318)
Amortization of prior service cost	—	197
Amortization of net loss	1,531	9,276

Net periodic benefit cost (benefit)	$(19,139)	$71,443

Employer Contributions

In 2012, the Bank’s required quarterly contribution of $2,273 is satisfied by a deduction from the plan’s available credit balance. The Bank does not expect to make additional voluntary contributions in 2012.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

There were no significant transfers to or from Levels 1 and 2 during the reporting period ended March 31, 2012. The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(In Thousands) March 31, 2012	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Government-sponsored enterprises	$7,530	$—	$7,530	$—
State and municipal securities	7,045	—	7,045	—
Corporate securities	57	57	—	—

Total assets at fair value	$14,632	$57	$14,575	$—

(In Thousands) December 31, 2011	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Government-sponsored enterprises	$8,301	$—	$8,301	$—
State and municipal securities	7,276	—	7,276	—
Corporate securities	46	46	—	—

Total assets at fair value	$15,623	$46	$15,577	$—

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

(In Thousands) March 31, 2012	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial Real Estate	$1,893	$—	$1,749	$144
Residential – Prime	3,278	—	3,127	151
Agricultural & Raw Land	570	—	396	174

Total Impaired Loans	5,741	—	5,272	469
Other real estate owned	5,301	—	5,301	—

Total assets at fair value	$11,042	$—	$10,454	$469

(In Thousands) December 31, 2011	Total	Level 1	Level 2	Level 3

Impaired loans:
Commercial Real Estate	$2,127	$—	$1,630	$497
Residential - Prime	5,055	—	2,799	2,256
Agricultural & Raw Land	1,420	—	—	1,420
Commercial	158	—	—	158

Total Impaired Loans	8,760	—	4,429	4,331
Other real estate owned	5,252	—	5,252	—

Total assets at fair value	$14,012	$—	$9,681	$4,331

Note 9. Fair Value, continued

Transfers into Level 3 during the quarter ended March 31, 2012 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and below the appraised value, resulting in no observable market price. For the three months ended March 31, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
	Impaired Loans	Impaired Loans

Balance, January 1	$4,331	$4,126
Included in earnings	(367)	(1,319)
Principal reductions	(1,302)	—
Transfers into Level 3	144	10
Transfer out of Level 3	(2,337)	(1,478)

Balance, March 31	$469	$1,339

Transfers out of Level 3 during the quarter resulted after charge-off to earnings or elimination of impairment status. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis, as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(In Thousands) March 31, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired loans	$469	Management estimate	Appraisals and/or sales of compareable properties	n/a

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Significant Other Observable Inputs Level 2	Significant Other Nonobservable Inputs Level 3
March 31, 2012

Financial assets
Loans, net	$237,875	$235,647	$5,272	$230,375

Financial liabilities
Deposits	278,084	281,723	281,723	—

December 31, 2011

Financial assets
Loans, net	$243,854	$242,206	$4,429	$237,777

Financial liabilities
Deposits	280,824	284,839	284,839	—

Note 9. Fair Value, continued

The Company had no financial assets with fair values different from the carrying amount placed in the Level 1, quoted in the active markets, hierarchy at March 31, 2012 or December 31, 2011.

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

Note 10. Common Stock Rights Offering

In January 2012, the Company completed its Common Stock Rights Offering. Under the terms of the rights offering, the Company distributed, at no charge to holders of its common stock as of 5:00 p.m., Eastern Time, on November 4, 2011, rights to purchase shares of the Company’s common stock at a subscription price of $7.65 per full share. The rights offering expired at 5:00 p.m., Eastern Time, on January 13, 2012. As a result of the rights offering, on January 19, 2012, the Company generated approximately $1.19 million of net proceeds through the issuance of approximately 156,000 new shares of the Company’s common stock.

Note 11. Long-Term Debt

In August 2011, the Bank began issuing Subordinated Debt. Interest rates are fixed on the debt for the full term but vary by maturity and range from 6.75% on the 7 year maturity to 7.75% on the 10 year maturity. As the terms are greater than five years and the debt is subordinate to deposits and other borrowings, this debt is included in capital for purposes of calculating Total Risk Based Capital.

The maturities of the long-term debt, as of March 31, 2012, are as follows:

2018	210,000
2021	100,000

Total	$310,000

Note 12. Recent Accounting Pronouncements and Future Accounting Considerations

The following is a summary of recent authoritative announcements.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

Note 12. Recent Accounting Pronouncements and Future Accounting Considerations, continued

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 13. Subsequent Events

On April 25, 2012, the Board of Directors of Botetourt Bankshares, Inc. voted to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). On April 26, 2012, the Company filed a Form 15 with the Securities and Exchange Commission pursuant to Section 12(g)(4) of the Exchange Act, as amended by the Jumpstart Our Business Startups Act, to effect such termination. The termination will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after the filing of the Form 15. Additionally, as appropriate under Rule 15d-6, the Board of Directors voted to terminate the Dividend Reinvestment and Stock Purchase Plan and the 2009 Incentive Stock Plan effective immediately pursuant to that deregistration schedule. The Company intends to offer a replacement Dividend Reinvestment and Stock Purchase Plan and Incentive Stock Plan with unregistered shares at a future date.

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

Critical Accounting Policy

For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Net income for the quarter ended March 31, 2012 amounted to $507,472 compared to a net loss of $(323,479) for the same period last year, representing an increase of $830,951. Both basic and diluted earnings (loss) per share increased $0.63 from $(0.26) at March 31, 2011 to $0.37 at March 31, 2012. The increase in net income and earnings per share is primarily due to no expense related to provision for loan losses during the quarter ending March 31, 2012.

Interest-earning assets decreased $8,863,745 to $282,527,855 at March 31, 2012 from $291,391,600 at March 31, 2011. Total interest income decreased in the first three months of 2012 as compared to the first three months of 2011 due primarily to a decrease in fees on loans and a decrease in investment income resulting from lower interest rates earned on a smaller investment portfolio, and a decrease in earnings on federal funds sold. The decrease was partially offset by increases in interest earned on deposits at correspondent banks and dividend income. Interest-bearing liabilities decreased $6,047,577 to $240,700,119 at March 31, 2012 from $246,747,696 at March 31, 2011. Interest expense decreased during the period due to a reduction in interest-bearing deposits combined with the repricing of maturing deposits at lower interest rate levels. Net interest income for the three months ended March 31, 2012 increased by $45,521 compared to the same time period in 2011.

There was no provision for loan losses for the three months ended March 31, 2012 compared to $1,515,000 for the three months ended March 31, 2011. Impaired loans decreased by $4,626,000 during the first three months of 2012, although the overall volume remains at higher levels than in normal economic times. The loss exposure related to the underlying collateral values of collateral dependent loans decreased by $954,000, or 50.9% during the first three months of 2012. This amount was estimated by management based on current and adjusted appraisals, including an estimate for selling costs. Management also performed discounted cash flow analysis on non-collateral dependent loans. The general component of the model provides for potential losses from non-impaired loans based on historical loss experience and other factors, including an internal analysis of economic trends. For the unallocated component, economic statistical data is obtained from a professional third party vendor, the Federal Reserve Bank, and other appropriate public domain sources. The economic data is reviewed, interpreted, and applied to our loan portfolio to quantify the financial impact of current and forecasted economic trends on loans in our portfolio. The results of the estimated losses on specific loans combined with the general or unallocated component represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. Management continually evaluates the adequacy of the loan loss reserve and believes that the provision and the resulting allowance for loan losses are adequate and appropriate for the overall risk in the portfolio.

Net charge-offs for the three months ended March 31, 2012 amounted to $711,000 compared to $859,000 for the same time period in 2011. The net charge-offs in 2012 are the result of problem loans primarily for residential properties, commercial real estate, and investment rental properties. These loans were previously identified as impaired with specific reserve amounts. The decrease in net charge-offs during the first three months of 2012 compared to 2011 is encouraging but management believes that more stable real estate values, increased sales activity, and stronger employment is still needed for a positive trend to be fully determined. Charge-off trends are considered in the quarterly review of the allowance for loan losses and influence the allowance for loan losses as they both reduce the levels of reserves and increase historical loss experience, which is an input to the calculation of general reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest income decreased slightly by 0.31% to $502,710 for the three months ended March 31, 2012 compared to $504,288 for the three months ended March 31, 2011. We attribute this decrease primarily to service charges on deposit accounts such as fewer overdraft fees, offset by an increase in mortgage origination fees, financial services commissions, and check sales. For the three months ended March 31, 2012, noninterest expense increased by $281,109 or 12.7%, to $2,498,001 compared to $2,216,892 at March 31, 2011. The increase is primarily a result of an increase in expenses related to foreclosed assets, collection expense, and to a lesser extent, other expenses such as automated teller machine expenses.

Financial Condition

Overall loan demand continues to remain soft in our operating markets during 2012. Total loans decreased $6,689,843 during the three months ended March 31, 2012. Deposits decreased by $2,739,927. The decrease in loans, partially offset by a decrease in deposits, increased liquid funds by $4,034,763, which were held as interest-bearing deposits with banks and federal funds sold. At March 31, 2012 federal funds sold and interest-bearing deposits with banks amounted to $23,950,280 compared to $19,915,517 at December 31, 2011. Investment securities, including restricted equity securities, decreased $990,506 as a result of maturing, called or redeemed investment securities. Given the current interest rate environment and investment opportunities, management elected to invest primarily in the overnight market. Total liabilities decreased by $2,656,869 from $282,995,380 at December 31, 2011 to $280,338,511 at March 31, 2012.

Stockholders’ equity totaled $25,312,288 at March 31, 2012 compared to $23,622,651 at December 31, 2011. The $1,689,637 increase during the period was the result of net proceeds from the issuance of common stock, net income for the three months, partially offset by a minor decrease in the market value of securities that are classified as available for sale.

Non-Performing Assets

Non-performing assets, which consist of nonaccrual loans and foreclosed properties, were $15.7 million at March 31, 2012 and $18.4 million at December 31, 2011. The decrease is primarily due to the overall decrease in nonaccrual loans discussed below.

Nonaccrual loans were $10.4 million at March 31, 2012 and $13.2 million at December 31, 2011. There were no additions to nonaccrual loans during the first three months of 2012. Although deemed a positive metric, total nonaccrual loan balances remain at higher levels than in more normal economic times and continue to contribute to our nonearning assets.

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

A loan is considered impaired if it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans amounted to $16.6 million at March 31, 2012 compared to $21.2 million at December 31, 2011. While the review of our loan portfolio in the first quarter of 2012 identified one additional loan as impaired, the overall balance of impaired loans, and their related loss exposure, decreased as a result of the net effect of charge-offs, payments received, and changes in loss exposure or liquidation costs. The specific reserve component of the allowance for loan losses has decreased by approximately $954,000, or 50.9%, from December 31, 2011 to March 31, 2012. At March 31, 2012, $922,000, or 17.4%, of the $5,284,000 total allowance for loan losses was allocated for the loss exposure related to impaired loans. Management will continue to monitor the performance of loan repayments by borrowers who may be unable to pay according to contractual terms. We will take appropriate action, including identifying loss exposure and allocating specific reserves, when deemed necessary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Foreclosed assets consisted of twenty properties totaling $5,301,000 at March 31, 2012. Each quarter, management evaluates the carrying value of these properties to determine if write-downs to lower market values are warranted. During the first quarter of 2012, the bank recorded a write-down on foreclosed properties in the amount of $362,000. Also during the first quarter, the Bank foreclosed on three properties and sold foreclosed properties related to three loans. The sales activity of these properties resulted in a net gain of $6,555 during the quarter. All foreclosed properties are currently being marketed for sale, and no additional material loss is anticipated. Bank management acknowledges that the uncertainty in the residential real estate market could result in future write downs during the holding phase, if updated annual property valuations result in lower collateral values. The Bank had no loans secured by 1-4 family residential properties in the process of formal foreclosure at March 31, 2012.

The Bank continues to make a conscious effort to attempt work-out loan situations with past due customers. In some cases, loan restructuring is appropriate. Bank management has procedures and processes in place to identify, monitor, and report troubled debt restructurings (“TDRs”). At March 31, 2012, troubled debt restructurings, including performing and nonperforming TDRs totaled $7.3 million, and were spread among all loan categories. Of the $7.3 million, loans restructured during 2012 totaled $1.8 million at March 31, 2012. While bank management supported a philosophy of working with our customers during this economic cycle and had some general success in the past, we have had less success in recent quarters. Of the four loans restructured in 2012, we entered into forbearance agreements on three loans and cancelled residual debt on one loan. Of the four loans, three loans totaling $1.5 million, have subsequently defaulted, either becoming 90 days or more past due or being placed on nonaccrual status. The Bank engaged a local legal firm to assist with specific asset quality issues in 2012.

Long Term Debt

In August 2011, the Bank began issuing Subordinated Debt agreements with local investors in a strategic effort to improve the Total Risk Based Capital Ratio over the long-term. The notes bear terms of 7 and 10 years. Interest rates are fixed on the notes for the full term but vary by maturity. Interest rates range from 6.75% on the 7 year note to 7.75% on the 10 year note. As of March 31, 2012, the balance outstanding was $310,000. Since their terms are greater than five years and the debt is subordinate to deposits and other borrowings, this debt is counted with capital for purposes of calculating the Total Risk Based Capital Ratio. The notes are debt instruments and therefore are not dilutive to our shareholders.

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

At March 31, 2012, the Bank’s Tier 1 risk-based capital ratio (Tier 1 capital divided by risk-weighted average assets) was 10.4% compared to 9.4% at December 31, 2011. The Company’s risk-based ratio (Tier 1 capital divided by risk-weighted average assets) was 10.4% at March 31, 2012 and 9.5% at December 31, 2011. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

At March 31, 2012, the Bank’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.8% compared to 10.8% at December 31, 2011. The Company’s total risk based capital ratio (total risk based capital divided by total risk-weighted assets) was 11.8% at March 31, 2012 compared to 10.9% at December 31, 2011. Each of these ratios exceeded the required regulatory minimum ratio of 8.0%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

At March 31, 2012, the Bank’s Tier 1 leverage ratio (Tier 1 capital divided by quarterly average assets) was 7.9% compared to 7.2% at December 31, 2011. At March 31, 2012, the Company’s Tier 1 leverage ratio (Tier 1 capital divided by quarterly average assets) was 7.9% compared to 7.2% at December 31, 2011. Each of these ratios exceeded the required regulatory minimum ratio of 4.0%.

All capital ratios showed improvement at March 31, 2012 due to our Common Stock Rights Offering and a profitable quarter. Management believes that the Company and the Bank met all capital adequacy requirements to which we are subject to be considered a “well capitalized” financial institution, although our regulators encourage higher levels given the risk profile of our nonperforming assets.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. During 2012 the Bank’s liquidity has increased due in part to soft loan demand, investments called prior to maturity, partially offset by a decrease in deposits. With limited attractive investment opportunities, the Bank’s interest-bearing deposits with banks was $22.2 million at March 31, 2012 compared to $19.2 million at December 31, 2011, as the Bank held funds with the Federal Reserve Bank of Richmond to earn interest income on excess reserves. The Bank uses cash and federal funds sold to meet its daily funding needs. When our funding needs are met through holdings of excess cash and federal funds, earnings are mildly sacrificed as we forego higher-yielding investments in the interest of liquidity. Therefore, management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds sold and seeks to maintain that level of liquidity.

Federal funds lines and repurchase agreement lines available from correspondent banks totaled $18.0 million at March 31, 2012 and December 31, 2011. There was no balance outstanding on these lines at March 31, 2012 or December 31, 2011. On April 25, 2012, the Board of Directors adopted a resolution to convert the Bank’s primary $12.0 million unsecured federal funds line to a secured federal funds line with a $5.3 million in borrowing capacity. The Bank plans to pledge certain investments and time deposits with banks to collateralize the line.

The secondary liquidity source for both short-term and long-term borrowings consists of a $13.4 million secured line of credit from the Federal Home Loan Bank at March 31, 2012 compared to $14.7 million at December 31, 2011. The $1.3 million decrease is due to a decrease in loans, including those pledged as collateral, and prior collateral deemed ineligible for borrowing purposes. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-to-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At March 31, 2012, a $6.0 million letter of credit in favor of the Commonwealth of Virginia – Treasury Board, to secure public deposits, was utilized from this line of credit, leaving approximately $7.4 million of available credit for secondary liquidity needs. Advancing the maximum available credit could require the pledging of additional collateral. No balance was outstanding on this line at March 31, 2012 or December 31, 2011.

The Bank has an approved $1.0 million Discount Window facility at the Federal Reserve Bank of Richmond as part of its Contingency Liquidity Plan. No balance was outstanding on this line at March 31, 2012 or December 31, 2011.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Report on Form 10-Q.

3(i).[1]	Restated Articles of Incorporation filed on the Form 10-K on March 29, 2011

3(ii).[1]	Amended and restated Bylaws filed on the Form 8-K on October 14, 2008.

10.4[1,2]	Change In Control Agreement filed as Exhibit 10.4 on the Form 10-SB 12G on April 30, 2002. Terminated effective November 30, 2010

10.5[1]	Defined Benefit Plan filed as Exhibit 10.5 on the Form 10-SB 12G on April 30, 2002

10.6[1,2]	Employment Agreement filed as Exhibit 10.6 on the Form 8-K on January 5, 2010

10.7[1]	2009 Incentive Stock Plan filed as Appendix B on the Schedule 14A on March 27, 2009. Terminated effective May 2, 2012

10.8[1]	Dividend Reinvestment and Stock Purchase Plan filed on the Form S-3D on September 10, 2009. Replaced by Amendment No. 1 to Form S-3 filed January 11, 2011, referenced in Exhibit 10.14. Terminated effective May 2, 2012

10.9[1,2]	Employment Agreement filed as Exhibit 10.9 on the Form 8-K on November 30, 2010

10.10[1,2]	Employment Agreement filed as Exhibit 10.10 on the Form 8-K on November 30, 2010

10.11[1,2]	Noncompete and Change of Control Agreement filed as Exhibit 10.11 on the Form 8-K on November 30, 2010

10.12[1,2]	Confidentiality and Change of Control Agreement filed as Exhibit 10.12 on the Form 8-K on November 30, 2010

10.13[1]	2011 Annual Executive Bonus Plan filed as Exhibit 10.13 on the Form 8-K on November 30, 2010

10.14[1]	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 1 to Form S-3 January 11, 2011. Terminated effective May 2, 2012

10.15[1]	The Amended Dividend Reinvestment and Stock Purchase Plan as filed in Amendment No. 2 to Form S-3 September 9, 2011. Terminated effective May 2, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13 a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

[1]	Incorporated by Reference
[2]	Designates a Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Botetourt Bankshares, Inc.

Date:	May 11, 2012	By:	/s/ H. Watts Steger, III
H. Watts Steger, III
Chief Executive Officer

Date:	May 11, 2012	By:	/s/ Michelle A. Crook
Michelle A. Crook
Chief Financial Officer